Form 10KSB
period 1996-09-30
BOONTON ELECTRONICS CORP
filed 1997-01-15
CIK 13191

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                           THE SECURITIES ACT OF 1934

                  For the fiscal year ended September 30, 1996
                         Commission File Number 2-17411

                         BOONTON ELECTRONICS CORPORATION

                            A New Jersey corporation
                   IRS Employer Identification No. 22-1543137

                                Mailing Address:
                   25 Eastmans Road, Parsippany, NJ 07054-0465
                                 (201) 386-9696

                    Securities registered under Section 12(b)
                            of the Exchange Act: None

                    Securities registered under Section 12(q)
                              of the Exchange Act:
                     Common Stock, par value $.10 per share


Check whether the Company (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Company's net revenues for the year ended September 30, 1996 were $6,038,336.

The aggregate market value of the voting stock held by nonaffiliates of the Company on December 6, 1996 was $1,385,839.

The number of shares outstanding of the Company's Common Stock, par value $.10 on share on December 6, 1996 was 1,556,585.

Portions of the 1996 Annual Report of Company are incorporated in Parts I,II and III of this From 10-KSB. This report consists of 43 consecutively numbered pages. The Exhibit Index appears on page 35.

                         INFORMATION REQUIRED IN REPORT

                                     PART 1

ITEM 1.    DESCRIPTION OF BUSINESS.
-------    ------------------------
    (a)    BUSINESS DEVELOPMENT.
           ---------------------

           The Company is a New Jersey corporation organized in 1947. On September 7, 1993 the Company and its subsidiaries, Boonton International Sales Corporation and Integra, Inc., filed separate, voluntary petitions for reorganization under Chapter 11 of Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of New Jersey. On August 4, 1994 the Company filed a consensual Plan of Reorganization with the bankruptcy court and an Order Confirming Debtors' Plan of Reorganization was entered on November 15, 1994.

           The Company has accounted for all transactions related to the Chapter 11 proceedings in accordance with the Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" issued by the American Institute of Certified Accountants in November 1990. Accordingly, all pre-petition liabilities that were impaired by the Plan of Reorganization are reported separately in the Company's consolidated balance sheet as "Chapter 11 Settlement", current and noncurrent.

           The success of the Companys' Plan of Reorganization was due primarily to the sale of its land and facility in Randolph, New Jersey and the termination of an overfunded employees' defined benefit pension plan. The Company has relocated its entire operation to the Township of Hanover, New Jersey. Further details regarding the lease are provided in Item 2.(a) below and "Note 8" to the accompanying consolidated financial statements.

    (b)    BUSINESS OF COMPANY.
           --------------------

           (1) The Company designs and produces electronic testing and measuring instruments including power meters, voltmeters and modulation meters. Recent models are microprocessor controlled and are often used in computerized automatic testing systems. The Company's equipment is marketed throughout the world to commercial and government customers in the electronics industry.

           (2) The Company markets and distributes its products throughout the United States and abroad through some 15 domestic sales representatives and 35 foreign distributors. Representatives sell on a commission basis, while distributors buy products for resale at discounted ex-factory prices. Its representatives and distributors also handle the products of other manufactures, although these are not generally competitive with the Company's products except that some items handled by foreign distributors may be somewhat competitive.

           (3) Not applicable.

           (4) The Company is in competition with many other manufacturers, several of which are substantially larger than the Company and have far larger professional staffs and far greater financial and technical resources. Of these, Hewlett-Packard is believed to account for approximately 60% of the domestic market and, together with other larger companies (including Tektronix, Fluke, Giga-tronics, and Keithley Instruments in the United States, and Phillips, Marconi Instruments, Mitsubishi and Anritsu abroad) accounts for approximately 90% of the worldwide market in electronic instrumentation.

           (5) The Company obtains raw materials from a variety of sources. Neither the sources nor the availability of essential raw materials are considered to play any significant part in the Company's business.

           (6) During this fiscal year approximately 15% of the Company's sales were made to the United States Government and agencies thereof. The Company believes that an additional substantial portion of purchases made by its non-Governmental customers are related to the filling of orders placed with such customers by the United States Government and agencies thereof. The Company is not able to determine the percentage of sales associated with purchases from non-Governmental customers that are related to the filling of orders placed by the United States Government and agencies thereof.

           (7) The Company does not have any patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts.

           (8) Not applicable.

           (9) Under established United States Government contract procedures, substantially all of the Company's Government contracts are subject to cancellation, in which case the Company would be entitled to recover its costs incurred to the date of cancellation plus a reasonable profit thereon. The cancellation costs and a reasonable profit are determined in accordance with standard Government accounting practices.

           (10) During the fiscal year ended September 30, 1996, the Company spent $921,927 on company-sponsored research and development activities. The Company spent $783,132 on such activities during the fiscal year ended September 30, 1995. The Company does not currently have any customer-sponsored research and development activities.

           (11) The New Jersey Department of Environmental Protection (the "NJDEP") has conducted an investigation concerning disposal, at a facility in New Jersey previously leased by the Company, of certain materials formerly used by the Company's manufacturing operations at that site and the possible effect of such disposal on the aquifer underlying the property. The disposal practices and the use of the materials in question were discontinued in 1978. The Company has cooperated with the NJDEP investigation and has been diligently pursuing the matter in an attempt to resolve it as rapidly as NJDEP operating procedures permits.

           The Company and the NJDEP have agreed upon a plan to correct ground water contamination at the site, located in the Township of Parsippany-Troy Hills, pursuant to which wells have been installed at an estimated cost to the Company of $127,000. The plan contemplates that the wells will be operated and that soil and water samples will be taken and analyzed until such time (which the Company is unable to predict) as contamination levels satisfactory to the NJDEP are attained. Operating expenditures incurred by the Company during the fiscal year ended September 30, 1996 in connection with the site amounted to approximately $51,879. The Company estimates that operating expenditures in this regard during the current fiscal year, including the costs of operating the wells and taking and analyzing soil and water samples, will amount to approximately $52,000.

           During the year ended September 30, 1996 the Company incurred extraordinary costs of $171,772 associated with this location. These costs were to further delineate the extent of the contamination in order to obtain a "Classified Exception Area" designation for the site and a "Conditional No Further Action" letter from the NJDEP. The Company has accrued an additional $100,000 for work to be performed in its 1997 fiscal year that is expected to complete this process. The funding for this work has been provided by General Electronique Mesure (GEM) through the purchase of the Company's common stock.

           (12) As of September 30, 1996 the Company had 63 employees of which 60 were full-time and 3 were part-time employees.

ITEM 2.    DESCRIPTION OF PROPERTY.
           ------------------------

           (a) On September 28, 1994, the Company sold its facility in Randolph, New Jersey to NTV Realty, Inc. The proceeds of the sale of the land and building, $2,300,000, were immediately transferred to United Jersey Bank in accordance with the Company's Plan of Reorganization. The Company entered into a lease agreement, effective October 1, 1994, with 25 Eastmans Road Associates, Ltd. to lease approximately 30,000 square feet of a facility located in Hanover Township, New Jersey. The term of the lease agreement is for seven years beginning on October 1, 1994 and ending on September 30, 2001. The lease also contains an option to extend the term of the lease by five years.

           (b) and (c) Not applicable.

ITEM 3.    LEGAL PROCEEDINGS.
           ------------------

           (a) Reference is made to the discussion in Item 1.(a) above regarding the status of the Company's Chapter 11 Plan of Reorganization. The principal parties are the Company, its subsidiaries and its creditors. As noted, the Company's Plan of Reorganization was confirmed on November 15, 1994.

           Reference is made to the discussion in Item 1.(b)(11) above regarding an investigation by the NJDEP concerning certain discontinued disposal practices of the Company and their effect on the soil and ground water at a certain facility formerly occupied by the Company. No administrative or judicial proceedings have been commenced in connection with such investigation. The owner of the Parsippany-Troy Hills facility has notified the Company, that if the investigation proves to interfere with the sale of the property, it may seek to hold the Company liable for any resulting damages. Since May 1983, the owner has been on notice of this problem and has failed to institute any legal proceedings with respect thereto. While this does not bar the owner from instituting a suit, it is the opinion of the Company's legal counsel that it is doubtful that the owner would prevail on any claim due to the fact that such a claim would be barred by the statute of limitations.

           (b) Not applicable.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          ----------------------------------------------------

           Not applicable.

                                     PART II

Item 5.   MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.
          --------------------------------------------------------------

    (a)   MARKET INFORMATION.
          -------------------

          (1) The Company's common stock is traded (symbol "BOON") on the NASD OTC Bulletin Board. The following is the range of high and low bid information for the Company's common stock for each quarterly period within the two most recent fiscal years. These prices represent inter-dealer quotations, do not include markups, markdowns or commissions, and do not necessarily represent actual transactions.

          FOR THE QUARTER ENDED           HIGH               LOW
          ---------------------           ----               ---
                  12/31/94                  1 7/32            1 7/32
                  3/31/95                   1                 1
                  6/30/95                   1 1/8             1 1/8
                  9/30/95                   2 7/8             2 5/16
                  12/31/95                  3                 1 5/8
                  3/31/96                   3                 2 1/8
                  6/30/96                   2 7/16            1 13/16
                  9/30/96                   2                 1 1/2

    (2)   Not applicable.

    (b)   HOLDER.
          -------
          There were 688 record holders of the Company's common stock as of November 20, 1996.


    (c)   DIVIDENDS.
          ----------

    (1) There were no cash dividends declared on the Company's common stock for the fiscal years ended September 30, 1996 and 1995.

    (2)   Not applicable.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.
         -------------------------------------

    (A)  RESULTS OF OPERATIONS.
         ----------------------

         (i)   1996 versus 1995
               ----------------

         Net sales of $6,038,336 for the fiscal year 1996 were $798,912 or 11.7% below the prior year. Domestic sales decreased $655,547 which, as noted in the Form 10-QSB filed for June 30, 1996, was attributable to an overall decline in the industry in the United States. It is significant to note that there was a $271,169 increase in military contract revenues during the year. In addition the Company received two significant contract awards from the United States Air Force in August 1996 which will total approximately $1.7 million in revenues upon completion. International sales declined by $143,365 below the prior year. This trend is not expected to continue in fiscal 1997 as greater emphasis will be placed on the Southeast Asia region which has shown recent indications of development.

         The Company had a gross profit of $2,629,756 or 43.6% of sales versus a prior year gross profit of $2,948,485 or 43.1% of sales. Commission expense increased to 10.6% of sales versus 8.5% of sales for the prior year primarily due to international sales, which carry a high commission rate and were 42.3% of revenues in fiscal 1996 versus 39.5% of sales in fiscal 1995. There was a loss from operations of $448,315 versus an income from operations of $163,032 for the prior year. The loss in 1996 was partially attributable to the reduced volume but was also impacted by certain costs that were non-recurring in nature. These costs, which represent 46.2% of the loss from operations, were "CE" mark audit fees of $108,525, funds provided for new technology research at the New Jersey Institute of Technology totaling $65,000, and severance expense for the former president of $33,920. Management of the Company has already instituted steps to reduce operating costs in fiscal

1997 which steps include reductions in wages and payroll taxes due to personnel reductions. Further cost reductions will be implemented as identified by management as fiscal 1997 progresses.

         Other expenses of $25,886 were below the prior years $245,527. This decrease was primarily because there were no moving expenses or Chapter 11 expenses in fiscal 1996. The loss before taxes and special charges was $474,201 versus a loss of $82,495 for the prior year. The special charges of $350,405 were primarily a result of costs, and accrued costs for work to be performed in 1997, associated with further environmental delineation work performed at a site formerly leased by the Company. This work is being performed in order to obtain a "Conditional No Further Action Letter" from the New Jersey Department of Environmental Protection (NJDEP) which would allow the Company to finalize the groundwater remediation program as discussed at Item 1.(b) (11) above. The loss per share before special charges was $.48 versus earnings per share of $.17 for the prior year. The net loss per share was $.72.

         Accounts receivable decreased to $971,342 from a prior years $1,011,980 and the average collection period increased to 59.9 days from 53.8 days for the prior year. Inventory of $1,210,940 was comparable to the prior year. The average inventory turnover decreased, due to the reduced sales volume, to 2.8 versus a prior years 3.6. The current ratio was 2.3 to 1 versus a prior years
3.0 to 1. Working capital declined to $1,495,987 versus a prior years $1,827,718. The decline in working capital was due primarily to the accrued environmental costs for the work to be performed in fiscal 1997, reduction of deferred tax assets and increased accounts payable balances. The Company's backlog at September 30, 1996 was $1,362,193 which included $512,000 for the military contracts.

         The Company has incurred losses from operations during the last three fiscal years. Management does not expect this to continue based on its operating plan for fiscal 1997 which anticipates a 19% increase in revenue and a net income of approximately $200,000. The 1997 first quarter revenues were approximately $1.8 million which supports, on an annualized basis, the expected increase in revenues. The military contracts awarded in fiscal 1996, which will total $1.7 million in revenues upon completion, contributed approximately $265,000 to the first quarter 1997 revenues. The Company's backlog as of December 31, 1996 was $1,296,718 which included an additional $546,000 for the military contracts. An additional $299,000 was released by the Air Force in November 1996 against these contracts.


         (ii) 1995 VERSUS 1994
              ----------------

         Net sales of $6,837,248 for the fiscal year 1995 were $836,693 or 13.9% over prior year. Domestic sales increased $311,575 primarily due to a $252,088 increase in military contract business. Export sales increased $525,118 over prior year as an increased emphasis was placed on developing foreign distributors contributions to overall revenues.

         The Company had a gross profit of $2,948,485 or 43% of sales versus a prior year gross profit of $1,991,227 or 33% of sales. There was an income from operations of $163,032 versus a prior year loss of ($326,845). Commission expense decreased as a percentage of sales to 8.6% from the prior year 11.6% due to increased domestic military sales which carry a significantly lower commission rate. All other categories of operating expense were $577,349 above prior year as the Company emerged from bankruptcy on November 15, 1994 and began to rebuild the work force to accommodate the increasing volume of business. The loss before benefit from taxes was $(82,495) versus a prior year loss before benefit from taxes and special charges of $(216,576).

         It is important to note that, in accordance with Financial Accounting Standards No. 87, Employers Accounting for Pensions, the Company recorded a $216,657 charge to operations (50% to cost of sales and 50% to operating expense) as a result of the termination of its defined benefit pension plan. The plan's termination also required a $33,522 charge to other expense for the 20% excise tax required on the excess of funds returnable to the Company. The pension plan termination was a requirement of the Company's Plan of Reorganization which, as reported in fiscal 1994, was confirmed on November 15, 1994. Furthermore, the Company incurred moving expenses of $98,516 and other expenses of $14,758 also related to the requirements of the Plan of Reorganization and to the final accounting for Chapter 11. The Company would have reported income before benefit for taxes of $280,958 had the recording of these items of nonrecurring expense not been required.

         The benefit from income taxes, recorded in accordance with financial Accounting Standards No. 109, Accounting for Income Taxes, was $316,339. The reported credit was due to a decrease in the valuation allowance which thereby increased the deferred tax asset required by FAS No. 109. The earnings per share from continuing operations was $.17 versus a prior year loss per share of $(.14). The earnings per share for fiscal 1995 would have been $.38 had the nonrecurring items discussed in the paragraph above not been required.

         Accounts receivable was $7,616 above the prior year however the average collection period was reduced to 53.8 days versus a prior years 63.5 days. Inventories of $1,203,358 were $251,438 above the prior years $951,920 due to increased volume of business. The average inventory turnover increased to 3.6 from the prior years 2.2 indicating the Company has improved its efficiency in managing this important asset. The current ratio at September 30, 1995 was 3.01 to 1 versus 2.64 to 1 the prior year. Also, the Company's working capital increased $190,375 to $1,827,718 from a prior years $1,637,343. In October 1995 the Company, in accordance with the Plan of Reorganization, made the first payment of $101,515 in total to the unsecured creditors and made the final payment of $73,052 in total for Chapter 11 professional costs as included in the Company's September 30, 1995 consolidated balance sheet.

         (b) LIQUIDITY AND CAPITAL RESOURCES.
             --------------------------------

         The Company's working capital for the fiscal years ended September 30, 1996 and 1995 was $1,495,987 and $1,827,718, respectively.

         Under the conditions set forth in the Plan of Reorganization (see Item 1.(a) above), the Revolving Credit and Loan Agreement, dated August 15, 1990, as amended by Letter Agreement dated May 1, 1992, secured by assets and/or collateral as set forth in such agreement, between the Company and United Jersey Bank was satisfied by payments totaling $3,000,000. The $3,000,000 in payments consist of the following: $2,300,000 from the proceeds the Company realized from the sale of the facility and land in Randolph, New Jersey; $150,000 realized from the sale of excess inventory and assets; $150,000 consisting of three $50,000 payments in June, July and August of 1994; and a $400,00 note payable, at 8% interest, payable in $25,000 monthly installments of principal and interest commencing September 1994 and continuing until January 1996. As of January 1996, the commitment to United Jersey Bank was completed. The second payment to the unsecured creditors was made in October 1996. The Company expects to finance the $201,505 balance due unsecured creditors from operations in fiscal 1997 and 1998.

         On February 6, 1995, The Board of Directors loaned $300,000 at 14% interest per annum to the Company. Initially these loans were to be repaid by April 1995 however due to the Company's need to maintain the use of the proceeds from these loans, repayment was waived. Effective September 1, 1995, the interest rate for these loans was reduced to 9% per annum. Repayment of these loans is now covered by a Subordination Agreement by and between the Directors and the New Jersey Economic Development Authority (NJEDA) in accordance with the terms of a loan the Company has with NJEDA which is discussed below.

         On July 31, 1996, the Company executed a Direct Loan Agreement by and between the Company and the NJEDA. The agreement provides for a direct loan of $500,000 at 6 3/4% per annum. The proceeds of the loan are to be used primarily for the acquisition of capital assets. As of September 30, 1996, the Company had used $90,019 of the loan amount and had repaid principal of $1,679. The Company will use the balance of the available loan amount in the first half of the fiscal 1997.

         During fiscal 1996 the net cash provided by the reissued treasury shares of $563,438 was used principally to fund the cash used by operations of $483,889 and the acquisition of capital assets of $89,024. Due to the net loss in fiscal 1996, total debt-to-capital at September 30, 1996 was 72.5% compared to 53.3% the prior year end.

         During 1997 the Company expects to finance capital spending and working capital requirements with funds from NJEDA borrowings, with cash provided from operations and with the funds invested on December 9, 1996 by G.E.M. USA, Inc. (see Note 12 - Subsequent Event).

ITEM 7.   FINANCIAL STATEMENTS.
          ---------------------

         Reference is made to the financial statements and supplementary data appearing on the pages of this report set forth below.

                                                                     PAGE(S)
                                                                     -------

Independent Auditors' Report                                           15
Consolidated Balance Sheet as of September 30,
  1996 and 1995                                                        16
Consolidated Statements of Operations for the
  Years Ended September 30, 1996, 1995 and
  1994                                                                 17
Consolidated Statements of Changes in Stockholders' Equity
  for the Years Ended September 30, 1996, 1995 and  1994               18
Consolidated Statements for Cash Flows for the Years Ended
  September 30, 1996, 1995 and 1994                                    19
Notes to Consolidated Financial Statements                             21

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
          --------------------------------------------------------------
          Not applicable.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.
         ------------------------------------------------

         Listed below are the names and ages of the directors of the Company, all positions and offices held by each such person and the period or periods during which he has served in such positions and offices. All are now directors and were elected to their present term of office at Annual Meetings of Shareholders as set forth in the table below. The By-Laws of the Company provide for a Board of Directors consisting of up to seven members. The candidacy of none of the directors is the subject of any arrangement or understanding between such director and any other person or persons, except the directors and officers of the Company acting solely in that capacity.

         All directors listed below have been engaged for the past five years in the "Principal Occupation" listed below.


                                            POSITION WITH ISSUER                PERIOD AS
NAME                       AGE              AND PRINCIPAL OCCUPATION            DIRECTOR
----                       ---              ------------------------            --------

ELECTED 1996 WITH THE TERM EXPIRING IN 1999:
-------------------------------------------
OTTO H. YORK               86               Director, Vice Chairman of the       1969 - Present
                                            Board; President, York
                                            Resources, Inc.

DANIEL AUZAN               53               Director, Chairman of the Board;     1996 - Present
                                            President, Directeur General,
                                            General  de  Mesure  et  de
                                            Maintenance   Electronique,
                                            S.A.

VICTOR TOLAN               43               Director; Vice President Sales and   1996 - Present
                                            Marketing, Metrix U.S.A.

ELECTED 1995 WITH TERMS EXPIRING IN 1998:
----------------------------------------

JACK FRUCHT                82               Director; retired Chairman           1947 - Present
                                            of the Board and Chief Executive
                                            Officer of the Corporation


RONALD T. DEBLIS           72               Director; President and CEO of       1981 - Present
                                            the Corporation, retired Dun
                                            & Bradstreet

                                            POSITION WITH ISSUER                PERIOD AS
NAME                       AGE              AND PRINCIPAL OCCUPATION            DIRECTOR
----                       ---              ------------------------            --------

ELECTED 1994 WITH TERMS EXPIRING IN 1997:
----------------------------------------

JOHN M. YOUNG              78               Director; retired Vice               1947 - Present
                                            President and Operations
                                            Manager of the Corporation

--------------------------------------------------------------------------------

         Listed below are the names and ages of the executive officers of the Company and the period during which they have served as such. Each such officer generally serves for a term of one year at the pleasure of the Board of Directors. The selection of none of the officers is the subject of any arrangement or understanding between such officer and any other person or persons, except the directors and officers of the Company acting solely in that capacity.


                                    POSITION WITH ISSUER               PERIOD AS
NAME                       AGE      AND PRINCIPAL OCCUPATION           DIRECTOR
----                       ---      ------------------------           --------
RONALD T. DEBLIS            72      President and Chief Executive       1996 - Present
                                    Officer

JOHN E. TITTERTON           46      Vice President Finance and          1986 - Present
                                    Secretary/Treasurer

--------------------------------------------------------------------------------

         Mr. DeBlis retired from Dun & Bradstreet June 19, 1987 after 42 years as a Senior Account manager. He has been President and CEO of the Company since July 1996.

         Mr. Titterton was employed as Vice President and Controller of Ruesch Machine Company, a wholly-owned subsidiary of Met-Coil Systems Corporation, prior to his entering the employ of the Company in October 1986. Prior thereto, he was employed as a Senior Accountant by Price Waterhouse. Mr. Titterton holds a Bachelor of Arts degree in Economics/Accounting from Rutgers University, Newark College of Arts and Sciences.

Item 10. EXECUTIVE COMPENSATION.
         -----------------------

     (a) EXECUTIVE COMPENSATION:

         The following table sets forth, for the fiscal years indicated, all compensation awarded to, earned by or paid to the Chief Executive Officer ("CEO") of the Company. There were no executive officers of the Company other than the CEO whose compensation exceeded $100,000 with respect to the fiscal years ended September 30, 1996, 1995, 1994.

                           SUMMARY COMPENSATION TABLE

                                                                         LONG-TERM
NAME AND                   ANNUAL                  COMPENSATION         COMPENSATION       ALL OTHER
PRINCIPAL POSITION         YEAR     SALARY         BONUS        OTHER      AWARDS         COMPENSATION
------------------         ----     ------         -----        -----      ------         ------------
RONALD T. DEBLIS           1996    N/A               N/A         N/A       N/A             N/A
  President & CEO

OTTO H. YORK               1996    N/A               N/A         N/A       N/A             N/A
  President & CEO

HOLMES BAILEY              1996    $ 72,962          N/A         N/A       N/A             $32,308
  President & CEO

                           SUMMARY COMPENSATION TABLE (CONTINUED)
                                                                         LONG-TERM
NAME AND                   ANNUAL                  COMPENSATION         COMPENSATION       ALL OTHER
PRINCIPAL POSITION         YEAR     SALARY         BONUS        OTHER      AWARDS         COMPENSATION
------------------         ----     ------         -----        -----      ------         ------------


HOLMES BAILEY              1995    $140,000          N/A         N/A       N/A             $13,124
  President & CEO

HOLMES BAILEY              1994    $ 57,948          30,000      N/A       N/A             $17,624
  President & CEO


Note: Pre-requisites and other personal benefits, securities or property conveyed to each officer did not exceed either $50,000 or 10% of such executives salary and bonus. Effective March 31, 1996, Mr. Bailey's employment agreement was not renewed and under the terms of his contract he was paid $32,308 of severance pay.

        (b)  BOARD OF DIRECTORS COMPENSATION:
             -------------------------------

         Those Directors of the Company who are not salaried officers (Messrs. Auzan, DeBlis, Frucht, Tolan, York and Young) are paid Directors' fees at the rate of $10,000 per year, in quarterly installments, plus $500 per scheduled meeting of the Board or any committee. The Board has, by resolution, agreed to be paid fifty percent (50%) and seventy-five percent (75%) of their fees for fiscal year 1996 and 1995 respectively.

        (c)  AGGREGATED FISCAL YEAR-END OPTION VALUES:
             -----------------------------------------

         Not applicable.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
         ---------------------------------------------------------------

         The following tabulation lists, as to (i) each present Director of the Company, (ii) each other person known to the Company to be the beneficial owner of more than five percent of the voting common stock of the Company, and (iii) all Directors and officers as a group, the number and percentage of the Company's voting common stock owned by each beneficial owner, Director and group on the date indicated. Except as reflected in the tabulation, all shares of common stock are directly owned by the named individual and group members, and such individuals and group member possess sole voting and investment power with respect to such shares.

                                    NUMBER OF SHARES
                                    BENEFICIALLY OWNED        PERCENTAGE
BENEFICIAL OWNER                    ON DECEMBER 6, 1996       OF OWNERSHIP
--------------------------------------------------------------------------------
DANIEL AUZAN (DIRECTOR)               *
c/o Metrix, S.A.
Parc Les Glaisins
BP 330-74943
Annecy Cedex, France

RONALD T. DEBLIS (DIRECTOR)           63,648                   4.09%
37 Farmstead Road
Short Hills, NJ 07087

JACK FRUCHT (DIRECTOR)                36,782                   2.36%
380 Mountain Road, Apt #512
Union City, NJ  07087

(CONTINUED)
                                    NUMBER OF SHARES
                                    BENEFICIALLY OWNED        PERCENTAGE
BENEFICIAL OWNER                    ON DECEMBER 6, 1996       OF OWNERSHIP
--------------------------------------------------------------------------------

OTTO H. YORK (DIRECTOR)              181,087                  11.63%
130 Hempstead Court
Madison, NJ  07940

JOHN M. YOUNG (DIRECTOR)             130,606**                 8.39%
9749 Maplecrest Circle, S.E
Lehigh Acres, FL  33936

G.E.M. USA, INC.                     180,300*                 11.58%

SIDCO INVESTMENT, INC.               134,859                   8.66%

Holmes Bailey                        215,000                  13.81%
44 Nottingham Road
Short Hills, NJ  07078

All directors and officers           605,023***               38.56%
as a group (5 persons)
--------------------------------------------------------------------------------
    * Mr. Auzan is the indirect beneficial owner of the shares owned by G.E.M. USA, Inc.

    ** Includes 6,000 shares owned by his wife, to which Mr. Young disclaims any beneficial ownership.

    *** Includes 12, 500 shares which may be acquired on exercise of outstanding options.

--------------------------------------------------------------------------------

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          -----------------------------------------------
          None.

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K.
          ---------------------------------
          Exhibits: (See Page 35 for Index to Exhibits filed in the Annual Report on Form 10-KSB for the year ended September 30, 1996.)

Exhibit 3.1 Certificate of Amendment of the Certificate of Incorporation of the Company filed February 28, 1991. Filed as an Exhibit in the Annual Report on Form 10-K for the year ended September 30, 1991, and incorporated herein by reference.

        3.2 Articles of Incorporation of the Company as amended to date. Filed as an Exhibit in the Annual Report on Form 10-K for the year ended September 30, 1991, and incorporated herein by reference.

        3.3 By-Laws of the Company as amended to date. Filed as an Exhibit in the Annual Report 10-K for the year ended September 30, 1991, and incorporated herein by reference.

       10.1 1987 Incentive Stock Option Plan, 1987 Employee Stock Purchase Plan and 1987 Stock Option Program for Non-Employee Directors and form of option grant(s) thereunder. Filed as an Exhibit in the Annual Report on

Form 10-K for the year ended September 30, 1988, and incorporated herein by reference.

       10.2 Employment Agreement with Holmes Bailey dated August 1, 1994. Filed as an Exhibit in the Annual Report on Form 10-KSB for the year ended September 30, 1994, and incorporated herein by reference.

       10.3 Report on Form 8-K dated December 23, 1994 for "Other Events", "Order Confirming Debtors' Plan of Reorganization", effective November 15, 1994. Filed as an Exhibit in the Annual Report on Form 10-KSB for the year ended September 30, 1994, and incorporated herein by reference.

       10.4 Lease Agreement with Eastmans Road Associates, Ltd. Effective October 1, 1994. Filed as an Exhibit in the Annual Report on Form 10-KSB for the year ended September 30, 1994, and incorporated herein by reference.

       10.5 Employment Agreement with Holmes Bailey dated January 1, 1995. Filed as an Exhibit in the Annual Report on Form 10-KSB for the year ended September 30, 1995, and incorporated herein by reference.

       10.6 Report on Form 8-K dated September 27, 1995 for "Other Events", "Letter of Intent", effective September 25, 1995. Filed as an
               Exhibit in the Annual Report on Form 10-KSB for the year ended September 30, 1995, and incorporated herein by reference.

       10.7 Report on Form 8-K dated December 15, 1995 for "Other Events", "Letter of Intent", effective December 5, 1995. Filed as an
               Exhibit in the Annual Report on Form 10-KSB for the year ended September 30, 1996.

       10.8 "Purchase of Treasury Stock", effective February 23, 1996. Filed as an Exhibit in the Annual Report on Form 10-KSB for the year ended September 30, 1996.

       10.9 Report on Form 8-K dated March 18, 1996 for "Other Events", "Purchase of Treasury Stock", effective March 7, 1996. Filed as an Exhibit in the Annual Report on Form 10-KSB for the year ended September 30, 1996.

       10.10 Report on Form 8-K dated January 7, 1997 for "Other Events", "Purchase of Stock", effective December 9, 1996. Filed as an
               Exhibit in the Annual Report on Form 10-KSB for the year ended September 30, 1996.

       21.     Subsidiaries of Company.

       27.     Financial Data Schedule

Exhibits (2),(4), (9), (13),  (16),(18),(19),(22),(23),(24) and (28), as defined in Regulation S-B, Item 601, are omitted because they are not applicable.

Exhibit (11) is omitted because the computation can be readily determined from the financial statements in Item 7. Above.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      BOONTON ELECTRONICS CORPORATION
                                                (Company)

                                      By/s/Ronald T. DeBlis
                                      ---------------------
                                           Ronald T. DeBlis, President and Chief
                                           Executive Officer
                                           Date: December 20, 1996


          Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE                                   TITLE                     DATE
---------                                   -----                     ----
By /s/ Daniel Auzan                  Director, Chairman of       December 20, 1996
       ----------------              the Board
       Daniel Auzan


By /s/ Ronald T. DeBlis              Director, President         December 20, 1996
       ----------------              and Chief Executive
       Ronald T. DeBlis              Officer (principal
                                     executive officer)

By /s/ Jack Frucht                   Director                    December 20, 1996
       ----------------
       Jack Frucht

By /s/ Otto H. York                  Director, Vice Chairman     December 20, 1996
       ----------------              of the Board
       Otto H. York


By /s/ John E. Titterton             Secretary and               December 20, 1996
       -----------------             Treasurer (principal
       John E. Titterton             financial and accounting
                                     officer)

                           INDEPENDENT AUDITORS REPORT

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS
BOONTON ELECTRONICS CORPORATION AND SUBSIDIARIES


          We have audited the accompanying Consolidated Balance Sheets of Boonton Electronics Corporation and Subsidiaries as of September 30, 1996 and 1995, and the related Consolidated Statements of Income, Changes in Stockholders' Equity and Cash Flows for the years in the three year period ended September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

          We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Boonton Electronics Corporation and Subsidiaries as of September 30, 1996 and 1995, and the results of its operations and cash flows for the years in the three year period ended September 30, 1996 in conformity with generally accepted accounting principles.



                                       By /s/ I. Weismann Associates
                                              ----------------------
                                              CERTIFIED PUBLIC ACCOUNTANTS


January 2, 1997

                 BOONTON ELECTRONICS CORPORATION & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                SEPTEMBER 30,
                                                                -------------
                                                             1996           1995
                                                             ----           ----
Assets:
Current assets:
   Cash and cash equivalents                              $   113,041    $   146,568
   Trade receivable (Note 1)                                  971,342      1,011,980
   Inventories (Notes 1 & 3)                                1,210,940      1,203,358
   Deferred tax benefit (Note 10)                              81,058        107,412
   Prepaid expenses                                           230,340        263,570
                                                          -----------    -----------
       Total  current assets                                2,606,721      2,732,888
                                                          -----------    -----------
Property and equipment - net (Notes 1 & 4)                    163,858        102,169
                                                          -----------    -----------
Other assets:
    Deferred tax benefit (Note 10)                            988,651      1,186,170
    Deposits                                                   67,768         67,768
                                                          -----------    -----------
       Total other assets                                   1,056,419      1,253,938
                                                          -----------    -----------
       Total assets                                       $ 3,826,998    $ 4,088,995
                                                          ===========    ===========

Liabilities and Stockholders' Equity:
Current liabilities:
       Note payable (Note 6)                              $    10,503    $    97,765
       Related party loans (Note 6)                            43,530           --
       Accounts payable                                       469,882        288,128
       Accrued expenses                                       538,328        417,762
       Unsecured claims payable (Chapter 11 settlement)
       - Current (Notes 2)                                     48,491        101,515
                                                          -----------    -----------
       Total current liabilities                            1,110,734        905,170
Note payable - noncurrent (Note 6)                             77,837           --
Related party loans - noncurrent (Note 6)                     218,970        262,500
Unsecured claims payable (Chapter 11
  settlement) noncurrent (Note 2)                             201,505        253,788
       Total liabilities                                    1,609,046      1,421,458

Commitments and Contingencies (Note 8)
Stockholders' equity:
       Common stock (Note 9)                                  155,659        152,209
       Capital in excess of par                             4,421,637      4,388,431
       Deficit                                             (2,359,344)      (904,812)
                                                          -----------    -----------
                                                            2,217,952      3,599,828
       Less: Treasury stock (Note 9)                             --         (932,291)
                                                          -----------    -----------

       Total stockholders' equity                           2,217,952      2,667,537
                                                          -----------    -----------
       Total liabilities and stockholders' equity          $3,826,998     $4,088,995
                                                          ===========    ===========

The accompanying notes are an integral part of these statements.

                 BOONTON ELECTRONICS CORPORATION & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                    YEARS ENDED SEPTEMBER 30,
                                                                    -------------------------
                                                       1996                     1995                   1994
                                                       ----                     ----                   ----
                                                                                                        DIP

Net sales                                            $6,038,336                 $6,837,248              $6,000,555
Cost of sales                                         3,408,580                  3,888,763               4,009,328
                                                   ------------               ------------               ---------
Gross income                                          2,629,756                  2,948,485               1,991,227
                                                   ------------               ------------               ---------
Operating expenses:
    Commissions                                         640,517                    586,969                 696,937
    Research and development                            921,827                    783,132                 550,521
    Other operating expenses                          1,515,727                  1,415,352               1,070,614
                                                   ------------               ------------               ---------
    Total operating expenses                          3,078,071                  2,785,453               2,318,072
                                                   ------------               ------------               ---------
Income (loss) from operations                          (448,315)                   163,032                (326,845)
                                                   ------------               ------------               ---------
Other income (expense):
    Interest expense                                    (27,709)                   (44,181)               (252,630)
    Chapter 11 expense                                        -                    (34,037)               (290,236)
    Gain on sale of assets                                    -                     21,771                 979,763
    Loss on disposal of equipment                             -                          -                (173,322)
    Moving expense                                            -                    (98,516)                      -
    Other income (expense)                                1,823                    (90,564)               (153,306)
                                                   ------------               ------------               ---------
    Total other income (expense)                        (25,886)                  (245,527)                110,269
                                                   ------------               ------------               ---------
Income (loss) before taxes and special charges         (474,201)                   (82,495)               (216,576)
Income taxes (benefit)                                  225,073                   (316,339)                (36,371)
                                                   ------------               ------------               ---------
Income/ (loss) before special charges
                                                       (699,274)                   233,844                (180,205)
Special charges (Notes 2 & 13)                         (350,405)                         -               1,487,552
                                                   ------------                   --------               ---------

Net income (loss)                                  $ (1,049,679)             $     233,844              $1,307,347
                                                   ============              =============              ==========
Weighted average number of common
  shares outstanding                                  1,460,730                  1,341,785               1,296,785
                                                   ============              =============              ==========
Earnings (Loss) per common share:
Earnings (loss) from continuing operations                $(.48)                      $.17                   $(.14)
Special charges                                            (.24)                        -                     1.15
                                                            ---                        ---                    ----
Net income (loss)                                         $(.72)                      $.17                   $1.01
                                                            ===                       ====                   =====

The accompanying notes are an integral part of these statements.

                 BOONTON ELECTRONICS CORPORATION & SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 YEARS ENDED SEPTEMBER 30, 1996, 1995, AND 1994


                                  COMMON STOCK       ADDITIONAL     RETAINED      TREASURY
                          NUMBER OF                  PAID-IN        EARNINGS/     SHARES AT
                          SHARES        PAR VALUE    CAPITAL       (DEFICIT)         COST          TOTAL
                          ------        ---------    -------        ---------        ----          -----
Balance 9/30/93*           1,492,085   $  149,209   $ 4,359,556    $(2,424,689)   $(1,002,729)   $ 1,081,347
Net income - year ended
  9/30/94                       --           --            --        1,307,347           --        1,307,347
                          ----------   ----------   -----------    -----------    -----------    -----------

Balance 9/30/94*           1,492,085      149,209     4,359,556     (1,117,342)    (1,002,729)     2,388,694
Exercise of Stock
Options                       30,000        3,000        28,875           --             --           31,875
Treasury Stock
Reissued                        --           --            --          (57,314)        70,438         13,124
Net income - year ended
  9/30/95                       --           --            --          233,844           --          233,844
                          ----------   ----------   -----------    -----------    -----------    -----------

Balance 9/30/95            1,522,085      152,209     4,388,431       (940,812)      (932,291)     2,667,537
Exercise of Stock
Options                       34,500        3,450        33,206           --             --           36,656
Treasury Stock Reissued         --           --            --         (368,853)       932,291        563,438
Net (loss) - year ended
  9/30/96                       --           --            --       (1,049,679)          --       (1,049,679)
                          ----------   ----------   -----------    -----------    -----------    -----------
                           1,556,585   $  155,659   $ 4,421,637    $(2,359,344)   $      --      $ 2,217,952
                          ==========   ==========   ===========    ===========    ===========    ===========


*DEBTOR-IN-POSSESSION

The accompanying notes are an integral part of these statements.

                 BOONTON ELECTRONICS CORPORATION & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    YEARS ENDED SEPTEMBER 30,
                                                    -------------------------
                                                 1996          1995           1994
                                                 ----          ----           ----
Cash flows from operating activities:                                          DIP
                                                                               ---
Net income (loss)                             $(1,049,679)   $ 233,844    $ 1,307,347
Adjustments to reconcile net income:
     Depreciation and amortization                 27,335       26,294        201,944
     Deferred taxes                               223,873     (316,339)       (61,771)
     Gain on sale of land and building               --           --         (979,763)
     (Gain)/loss on sale of equipment              (1,000)     (21,771)       173,322
     Gain on secured debt restructure                --           --         (889,685)
     Accrued interest on debt structure              --           --          300,867
Decrease (increase) in current assets:
     Accounts receivable                           40,638       (7,616)        81,276
     Inventories                                   (7,582)    (251,438)     1,195,184
     Prepaid expenses                              33,230      281,904       (381,176)
Increase (decrease) in current liabilities:
     Accounts payable                             181,754      159,953         87,151
     Accrued expenses                             120,566      (58,320)        42,053
     Chapter 11 settlement-current                (53,024)     (10,854)       112,369
     Liabilities subject to compromise               --           --       (1,028,243)
                                              -----------    ---------    -----------

     Net cash provided (used) by operating
       activities                                (483,889)      35,657        160,875
                                              -----------    ---------    -----------

Cash flows from investing activities:
     Proceeds from sale of assets                   1,000       21,771      2,442,000
     Purchase of equipment                        (89,024)     (71,647)       (21,221)
     Proceeds from cash surrender of life
     insurance policies                              --        245,190           --
     Other                                           --           (421)         5,675
                                              -----------    ---------    -----------

     Net cash provided (used) by investing
       activities                             $   (88,024)   $ 194,893    $ 2,426,454
                                              -----------    ---------    -----------


The accompanying notes are an integral part of these statements.

                 BOONTON ELECTRONICS CORPORATION & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                           YEARS ENDED SEPTEMBER 30,
                                                           -------------------------
                                                      1996          1995           1994
                                                      ----          ----           ----
Cash flows from financing activities:                                               DIP
                                                                                    ---
Treasury stock reissued                              $ 932,291    $  70,438    $      --
Excess cost of treasury stock reissued                (368,853)     (57,314)          --
Increase in notes payable                               90,019         --          400,000
Payments on bank loans                                 (99,444)    (279,902)    (3,372,333)
Borrowings from Board of Directors loans                  --        300,000           --
Payments on Board of Directors loans                      --        (37,500)          --
Chapter 11 settlement-noncurrent                       (52,283)     (13,771)       267,559
Payment of borrowings on life insurance policies          --       (229,921)          --
Proceeds from stock options exercised                   36,656       31,875           --
                                                     ---------    ---------    -----------

     Net cash provided (used) by financing
       activities                                      538,386     (216,095)    (2,704,774)
                                                     ---------    ---------    -----------

Increase (decrease) in cash and cash
  equivalents                                          (33,527)      14,455       (117,445)
Cash and cash equivalents at beginning of
  period                                               146,568      132,113        249,558
                                                     ---------    ---------    -----------

Cash and cash equivalents at end of
  period                                             $ 113,041    $ 146,568    $   132,113
                                                     =========    =========    ===========

Supplemental schedule of non-cash transaction:
     Gain on unsecured claims
  payable-(Chapter 11 settlement)                         --           --      $   597,867
                                                     =========    =========    ===========

Supplemental disclosures of cash flow information:
     Income taxes paid                               $   1,025    $   7,125    $    13,347
                                                     =========    =========    ===========
     Interest paid                                   $  33,082    $  38,808    $   233,088
                                                     =========    =========    ===========

The accompanying notes are an integral part of these statements.

                 BOONTON ELECTRONICS CORPORATION & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNT POLICIES AND DESCRIPTION
         OF BUSINESS:

        A. The Company is a New Jersey corporation organized in 1947. The Company designs and produces electronic testing and measuring instruments including power meters, voltmeters and modulation meters. Recent models are microprocessor controlled and are often used in computerized automatic testing systems. The Company's equipment is marketed throughout the world to commercial and government customers in the electronics industry.

           The Company markets and distributes its products throughout the United States and abroad through some 15 domestic sales representatives and 35 foreign distributors. Representatives sell on a commission basis, while distributors buy products for resale at discounted ex-factory prices. Its representatives and distributors also handle the products of other manufactures, although these are not generally competitive with the Company's products except that some items handled by foreign distributors may be somewhat competitive.


        B. The consolidated financial statements include the accounts of Boonton Electronics Corporation and its wholly-owned subsidiaries, Boonton International Sales Corporation and Integra, Inc. All material intercompany accounts and transactions have been eliminated in consolidation. The wholly-owned subsidiaries ceased operations effective October 1, 1994.

        C. Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

        D. The company accounts for uncollectible accounts under the direct write-off method whereas generally accepted accounting principals require provision for such expenses under the allowance method. The effect of using this method approximates the allowance method as all amounts are deemed to be fully collectible.

        E. Inventories - stated at the lower of cost or market determined by the first-in, first-out (FIFO) method.

        F. Property, plant and equipment - Depreciation and amortization is calculated by the straight-line method for financial reporting purposes at rates based on the following estimated useful lives:

                       Building and improvement                         39
                       Machinery and equipment                        5-10
                       Office furniture and fixtures                  5-10
                       Transportation equipment                          3

           The accelerated cost recovery system and modified accelerated cost recovery system is used for income tax purposes. Cost of major renewals and betterments that extend the life of the property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expenses as incurred.

        G. Financial risk - The Company regularly maintains bank account balances in excess of FDIC insurable limit.

                 BOONTON ELECTRONICS CORPORATION & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996

        H. Income Taxes - The Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" which requires a company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in a Company's financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement carrying amounts and tax basis of assets and liabilities using expected tax rates in effect in the years in which the differences are expected to reverse. The Company recognized the benefit of net operating loss carryforwards applying the valuation allowance which requires that the tax benefit be limited bases on the weight of available evidence and the probability that some portion of the deferred tax asset will be realized.

       I. Financial Instruments - The Company's financial instruments include cash, cash equivalents, trade receivables and payable, long-term debt and loans from related parties for which carrying amounts approximate fair value. It is not practicable to estimate the fair value of related party loans and long-term debt.


NOTE 2 - PROCEEDINGS UNDER CHAPTER 11 AND GOING CONCERN
         PRESENTATION:

           The Company operated under Chapter 11 proceedings for the period September 7, 1993 through November 15, 1994 when, on the later date, the order confirming the Plan of Reorganization was entered by the United States Bankruptcy Court, District of New Jersey subject to the court closing the case 180 days after said entry (Local Rule 25(a)) cause for extension of time in closing case (Local Rule 25(b)) and filing of application for allowance of fees and allowance within 90 days after entry of final order confirming plan (Local Rule 25(c)).

                 BOONTON ELECTRONICS CORPORATION & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996

           In accordance with S.A.S. Sections 560.03, the Company has adjusted downward all liability accounts that were affected by the confirmed Plan of Reorganization entered on November 15, 1994. Therefore, the financial statements reflect the maximum liabilities to creditors under the Chapter 11 proceedings and the Plan of Reorganization. As a result of the Plan of Reorganization, $1,487,552 of indebtedness was forgiven and has been included as an special charges in the accompanying financial statements for the fiscal year ended September 30, 1994.

           The settlement of unsecured claims under the confirmed Plan of Reorganization totaling 35% of allowed claims for accounts payable and accrued expenses which is reflected in the financial statements, provided for the following payments to be made subsequent to November 15, 1994:

   %
   --
   10     From after tax proceeds from termination of the company's pension plan
    5     One year after initial payout
    5     Two years after initial payout
   15     Three years after initial payout

           Pre-petition liabilities in accordance with the November 15, 1994 confirmed plan of reorganization were compromised of the following:

Accounts payable                                 $   702,233
Accrued expenses:
     Commissions payable                             126,370
     Vacation pay                                     96,250
     Severance pay                                    25,108
     Other                                            78,282
                                                 -----------
          Total September 30, 1994                 1,028,243

Court authorized payments/adjustments                (75,073)
                                                 -----------
Balance subject to settlement                        953,170
Amount discharged                                    703,174
                                                 -----------
Balance of Chapter 11 settlement -
  September 30, 1996                             $   249,996
                                                 ===========

                 BOONTON ELECTRONICS CORPORATION & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996

NOTE 3 - INVENTORIES

                                       SEPTEMBER 30,
                                       -------------
                                      1996       1995
                                      ----       ----

Raw material                     $  468,619  $  496,238
Work in process                     688,273     649,284
Finished Goods                       54,048      57,836
                                 ----------  ----------

Total                            $1,210,940  $1,203,358
                                 ==========  ==========



NOTE 4 - PROPERTY, PLANT AND EQUIPMENT:

                                       SEPTEMBER 30,
                                       -------------
                                     1996        1995
                                     ----        ----

Leasehold improvements          $   61,054   $   61,054
Machinery and equipment          1,512,488    1,436,087
Office furniture and fixtures      444,959      432,336
Transportation equipment            13,188       13,188
                                ----------   ----------
      Total                      2,031,689    1,942,665
Less: Accumulated depreciation
      and amortization           1,867,831    1,840,496
                                ----------   ----------
      Net depreciated cost      $  163,858   $  102,169
                                ==========   ==========


Management has removed $1,868,423 of fully depreciated machinery, equipment and office furniture and fixtures disposed of and/or abandoned during the relocation of the Company's operations to the Township of Hanover.

                 BOONTON ELECTRONICS CORPORATION & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996


NOTE 5 - RESULTS OF OPERATIONS:

         The Company has incurred losses from operations during the last three fiscal years. Management does not expect this to continue based on its operating plan for fiscal 1997 which anticipates a 19% increase in revenue and a net income of approximately $200,000. The 1997 first quarter revenues were approximately $1.8 million which supports, on an annualized basis, the expected increase in revenues. The military contracts awarded in fiscal 1996, which will total $1.7 million in revenues upon completion, contributed approximately $265,000 to the first quarter 1997 revenues. The Company's backlog as of December 31, 1996 was $1,296,718 which included an additional $546,000 for the military contracts. An additional $299,000 was released by the Air Force in November 1996 against these contracts.

         The loss in 1996 was partially attributable to the reduced volume but was also impacted by certain costs that were non-recurring in nature. These costs, which represent 46.2% of the loss from operations, were "CE" mark audit fees of $108,525, funds provided for new technology research at the New Jersey Institute of Technology totaling $65,000, and severance expense for the former president of $33,920. Management of the Company has already instituted steps to reduce operating costs in fiscal 1997 which steps include reductions in wages and payroll taxes due to personnel reductions. Further cost reductions will be implemented as identified by management as fiscal 1997 progresses.

         The special charges of $350,405 was primarily a result of costs, and accrued costs for work to be performed in 1997, associated with further environmental delineation work performed at a site formerly leased by the Company. This work is being performed in order to obtain a "Conditional No Further Action Letter" from the New Jersey Department of Environmental Protection (NJDEP) which would allow the Company to finalize its groundwater remediation program.

                 BOONTON ELECTRONICS CORPORATION & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996


NOTE 6 - NOTES PAYABLE

                                                    SEPTEMBER 30,
                                                    -------------
                                                  1996           1995
                                                  ----           ----
A.  BANK:
    United Jersey Bank:
     Unsecured note payable (as part of
     secured debt restructure with bank)
     in monthly installments of $25,000
     including interest at 8% per annum
     through January 1996:                       $     --     $   97,765
     Less current portion                        $     --         97,765
                                                 ----------   ----------
    Noncurrent portion                           $     --     $     --
                                                 ==========   ==========
Interest expense for the years ended September 30, 1996 and 1995 amounted to $2,649 and $20,098, respectively.

                                                      SEPTEMBER 30,
                                                      -------------
                                                    1996        1995
                                                    ----        ----
B.  BOARD OF DIRECTORS:
    Notes,  subordinated to NJEDA loan,
     dated February 6, 1995,  payable in
     monthly  installments  of $5,449
     including  interest  at 9% per  annum
     through September 30, 2001:                $   262,500   $   262,500
     Less:  current  portion                    $    43,530          --
                                                -----------   -----------
    Noncurrent  portion                         $   218,970   $   262,500
                                                ===========   ===========
Interest expense for the fiscal year ended September 30, 1996 and 1995 amounted to $24,019 and $23,844, respectively.

                                                      SEPTEMBER 30,
                                                      -------------
                                                    1996        1995
                                                    ----        ----
C.  NEW JERSEY ECONOMIC DEVELOPMENT AUTHORITY:
    Note, dated July 31, 1996, payable
     in monthly installments of $1,352
     including interest at 6.75% per annum
     through June 30, 2003:                     $    88,342   $     --
     Less:  current portion                     $    10,503         --
                                                -----------   ------------
    Noncurrent portion                          $    77,837   $     --
                                                ===========   ============
Interest expense for the fiscal year ended September 30, 1996 amounted to $1,042. Under the provisions of this loan agreement, the Company will borrow a total of $500,000.

                 BOONTON ELECTRONICS CORPORATION & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996

NOTE 7 - CONCENTRATION OF CREDIT RISK:

          The Company maintains cash and cash equivalents at three financial institutions that are insured by the Federal Deposit Insurance Corporation
(FDIC) and/or Securities Investor Protection Corporation (SIPC). The Company at times during the year had amounts in these institutions that exceeded insurable limits of $100,000 FDIC and $500,000 SIPC. In the normal course of business, the Company extends unsecured credit to customers in the United States and Asia.

NOTE 8 - COMMITMENTS AND CONTINGENCIES:

          COMMITMENTS:
          A. RETIREMENT PLANS:
             The Company adopted a non-contributory employee pension plan which became effective January 1, 1972 and was consequently revised to meet the requirements of the ERISA pension law. Substantially, all employees were eligible to participate. Under the plan, the Company was obligated to contribute such amounts as were actuarially required to fund the plan. Effective October 1, 1987, the Company adopted Statement of Financial Accounting Standards No. 87, Employers' Accounting for Pensions (FAS No. 87, for its non-contributory defined benefit employee pension plan).

             Effective September 9, 1994, The Company terminated the plan pending approval of the Internal Revenue Service and the Pension Benefit Guaranty Corporation. Benefits provided by the plan ceased accruing on the same date. As stated in Note 2, 10% of unsecured claims in accordance with the confirmed plan of reorganization will be provided from the after tax proceeds of the terminated plan. The termination of the plan was finalized and the plan assets were distributed on October 13, 1995. The 10% payments to the unsecured creditors were made October 27, 1995.

             Effective July 1, 1989, the Company adopted a defined contribution plan for all eligible employees. In accordance with Internal Revenue Code Section 401(k), the plan provides for elective deferral of up to 15% of total compensation. The plan further provided for a Company matching contribution of 25% of the elective deferral amount of each participant that did not exceed 6% of total compensation. Effective January 1, 1994, the matching Company contribution was suspended due to the company's financial condition and pending reorganization. Effective October 1, 1995, the Company reinstated a matching contribution at 50% of the elective

                 BOONTON ELECTRONICS CORPORATION & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996


             deferral amount for each participant that does not exceed 6% of total compensation. The amounts charged to operations were $46,151 and $0 for the years ended September 30, 1996 and 1995, respectively.


         B.  EMPLOYEE STOCK OPTIONS PLANS:
             On February 26, 1987, the Stockholders approved the 1987 Incentive Stock Option Plan, the 1987 Employee Stock Purchase Plan and the 1987 Stock Option Program for Non-Employee Directors. Subject to the provisions of these plans, an aggregate of 150,000 shares of the Company's stock was made available for option purchases; namely, 75,000 shares, 37, 500 shares and 37,500 shares, respectively. The number of shares available for future grants at September 30, 1995 were 11,700, 11,900 and 7,500, respectively. The number of shares available for future grants at September 30, 1996 were 11,700, 12,150 and 7,500, respectively.

                                                            OPTION
                                                            ------
                                             PRICE PER SHARE    NUMBER OF SHARES
                                             ---------------    ----------------

Shares under option at
 September 30, 1993                              $3.00                53,500
  Expired                                         3.00                (3,500)
                                                                     -------

Shares under option at
 September 30, 1994                               3.00                50,000
   Granted                                       $1.0625             130,000
   Exercised                                     $1.06.25            (30,000)
   Expired                                       $1.0625             (18,750)
   Expired/surrender                             $3.00               (50,000)
                                                                     -------

Shares under option at
 September 30, 1995                              $1.0625              81,250
   Exercised                                     $1.0625             (34,500)
   Expired                                       $1.0625                (250)
                                                                     -------
Shares under option at
 September 30, 1996                              $1.0625              46,500
                                                                     =======


         C.  SUPPLEMENTAL EXECUTIVE PENSION PLAN:
             On June 8, 1989, the Board of Directors adopted a Supplemental Executive Retirement Plan for certain executive employees to restore pension benefits which had been reduced by legislative action. The Company purchased life insurance contracts through a trust to fund its obligations for the participants and recognized a liability for vested benefits as accrued. The supplemental plan was terminated and insurance contracts canceled with proceeds of $33,804 credited to expense for the year ended September 30, 1994.

                 BOONTON ELECTRONICS CORPORATION & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996


         D.  LEASE COMMITMENTS
             Subsequent to the sale of the Company's facility in Randolph, New Jersey on September 28, 1994, the company entered into a seven year lease for its present office and manufacturing facility in Hanover Township, New Jersey with a five year renewal option. Rent charged to operations for the fiscal year ended September 30, 1996 was $227,400. Annual rent for the initial seven year term is $227,400 for the first four years and $300,00 for years five through seven.

             Future minimum lease payments required under the operating lease are as follows:

                                              FISCAL YEAR                AMOUNT
                                              -----------                ------

                                                  1997                   227,400
                                                  1998                   227,400
                                                  1999                   300,000
                                                  2000                   300,000
                                                  2001                   300,000

             The Company leases office equipment under a five-year operating lease with an option to upgrade after three years which it intends to exercise. The annual lease payment for the term of the lease is $17,617. Future lease payments required under the operating lease are as follows:


                                               FISCAL YEAR                AMOUNT
                                               -----------                ------
                                                   1997                   17,617
                                                   1998                   17,617
                                                   1999                   17,617
                                                   2000                   17,617
                                                   2001                    1,468

CONTINGENCIES:

         A.  ENVIRONMENTAL CONTINGENCIES:
             Following an investigation by the New Jersey Department of Environmental Protection (NJDEP) of the Company's waste disposal practices at a certain site that it formerly leased, the Company put a ground water management plan into effect as approved by the Department. Costs associated with this site are charged directly to income as incurred. The lessor of this site has

                 BOONTON ELECTRONICS CORPORATION & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996


             notified the Company that if the NJDEP investigation proves to have interfered with a sale of the property, the lessor may seek to hold the Company liable for any loss it suffers as a result. However, corporate counsel has informed management that, in their opinion, the lessor would not prevail in any lawsuit filed due to the imposition by law of the statute of limitations.

             Costs charged to operations in connection with the water management plan amounted to $51,879 and $60,409 for the years ended September 30, 1996 and 1995, respectively. The Company estimates the expenditures in this regard for the fiscal year ending September 30, 1997 will amount to approximately $52,000. The Company will continue to be liable under the plan in all future years until such time as the NJDEP releases it from all obligations applicable thereto.


         B.  INCOME TAX CONTINGENCIES:
             The Company's income tax returns through the fiscal year ended September 30, 1992 have been accepted as filed or are barred from further assessment.

NOTE 9 - COMMON AND TREASURY STOCK:

                                                             SEPTEMBER 30,
                                                             -------------

                                                           1996           1995
                                                           ----           ----

COMMON STOCK:

    $.10 par value, authorized  5,000,000
    shares, issued and outstanding 1,556,585
    shares and issued 1,522,085 shares.                  $155,659       $152,209
                                                         ========       ========
TREASURY STOCK (AT COST):

    No shares and 180,300 shares,
    respectively                                             --         $932,291
                                                         ========       ========


             Represents the repurchase of stock on November, 1987 as resolved by the Board of Directors. 180,300 shares were reissued to G.E.M. USA, Inc. in accordance with the terms of the definitive Stock Purchase Agreement executed on February 23, 1996 by and between the

                 BOONTON ELECTRONICS CORPORATION & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996


Company and General de Mesure et de maintenance Electronique, S.A. (GMME). G.E.M. USA, Inc., is a wholly-owned subsidiary of GMME.


NOTE 10 - INCOME TAXES:
The components of the deferred tax asset are:
                                                     SEPTEMBER 30,
                                             1996                   1995
                                             ----                   ----
                                                                     DIP
                                                                     ---
Net operating loss carry forwards         $3,799,877             $3,371,985
 Less: Valuation allowance                (2,730,168)            (2,078,403)
                                          ----------              ---------

     Net deferred tax asset               $1,069,709             $1,293,582
                                          ==========              =========


          Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes", requires that the Company record a valuation allowance when it is "more likely than not that some portion or all of the deferred tax assets will not be realized". It further states that "forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years".

          The ultimate realization of this deferred income tax asset depends on the ability to generate sufficient taxable income in the future. The Company is undergoing substantial restructuring changes and has made strategic realignments of its operations in association with its Plan or Reorganization that management believes will result in future profitability. While it is management's belief that these measures will allow the total deferred income tax asset to be realized by future operating results, the losses in recent years and a desire to be conservative make it appropriate to record a valuation allowance.

          Accordingly, the Company has provided a valuation allowance (based on estimated future taxable income) for the portion of the total deferred income tax asset that will not be realized as related to the operating loss carryforward.

          Income tax laws allow for the utilization of loss carryforwards over periods not to exceed 15 and 7 years for Federal and State purposes, respectively. If the Company is not able to generate sufficient taxable income in the future through operating results, increases in the valuation allowance will be required through a charge to expense (reducing stockholder's equity). In the event the Company reports sufficient profitability to use all of the deferred income tax assets, the valuation allowance will be eliminated through a credit to expense (increasing stockholder's equity).

                 BOONTON ELECTRONICS CORPORATION & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996

The provision for income taxes consists of the following:

                                                         SEPTEMBER 30,
                                                         -------------
                                                   1996                  1995
                                                   ----                  ----
Current:
    Federal                                          --                    --
    State                                       $   1,200                  --
                                                ---------             ---------
                                                    1,200                  --
                                                ---------             ---------
Deferred:
     Federal                                      198,510             $(272,143)
     State                                         25,363               (44,196)
                                                ---------             ---------
                                                  223,873              (316,339)
Total                                           $ 225,073             $(316,339)
                                                =========             =========


The following is a reconciliation of income taxes at the federal statutory rate:

                                                         SEPTEMBER 30,
                                                         -------------
                                                   1996                  1995
                                                   ----                  ----

Computed income taxes at statutory rate        $(280,366)             $ (28,049)
Recognition of net operating loss               (139,441)                   --
Increase(decrease) in tax asset valuation
  allowance                                      651,765               (288,290)
Other items - net                                 (6,885)                   --
                                               ---------              ----------
        Expense (Benefit)                      $ 225,073              $(316,339)
                                               =========              ==========

          For federal tax purposes, the Company's subsidiary, Boonton International Sales Corporation, elected to be treated as a Domestic International Sales Corporation (DISC) under Section 992(b) of the Internal Revenue Code. The Company is entitled to defer federal taxes on the income of the DISC which amounted to $223,449 for 1994. This subsidiary ceased operations effective October 1, 1994.

          Cumulative undistributed earnings of the DISC subsequent to December 31, 1984 was $1,023,055. The Company does not recognize the deferred income taxes since there is no intention to distribute the DISC income.

          The Company has net operating loss carryforwards for federal and state purposes approximating $9,478,000 and $9,647,000 that will begin to expire until the year 2006 and 1998, respectively. These loss carryforwards can be utilized to reduce future taxable income dollar for dollar.

                 BOONTON ELECTRONICS CORPORATION & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996

NOTE 11 - SEGMENT INFORMATION:

          The Company is engaged in the manufacture and sale of electronic test and measurement equipment and management considers its business as a single segment for reporting purposes.

 A.   The Company's export sales were as follows:

YEARS ENDED                                          % OF
SEPTEMBER 30,             AMOUNT                    TOTAL SALES
-------------             ------                    -----------

1996                   $2,599,074                       42%
1995                    2,702,439                       40%
1994                    2,177,321                       36%


 B.   Customers sales to domestic government agencies were as follows:

YEARS ENDED                                          % OF
SEPTEMBER 30,             AMOUNT                    TOTAL SALES
-------------             ------                    -----------

1996                     $907,189                       15%
1995                      636,020                        9%
1994                      383,932                        6%

NOTE 12 - SUBSEQUENT EVENT:

          On December 9, 1996, G.E.M. USA, Inc. purchase 80,000 shares of the Company's common stock for $200,000 at two dollars and fifty cents ($2.50) a share U.S. These shares were purchased in accordance with the terms of a definitive Stock Purchase Agreement executed by and between the Company and GMME on October 21, 1996. The Agreement provides an option to GMME to purchase an additional 443,700 shares for $1,437,588 at three dollars and twenty-four cents ($3.24) a share U.S. This option will expire on June 9, 1997 and is conditioned upon the satisfactory completion of further delineation of the environmental issue at a site formerly leased by the Company as disclosed in Note 8 - Contingencies (A) and Note 13 - Special Charges.

NOTE 13 - SPECIAL CHARGES:

          In accordance with the GMME agreement, the Company was required to attempt to obtain an agreement, acceptable to GMME, with the New Jersey Department of Environmental Protection for finalizing the clean-up of a site it formerly leased. In order to fulfill this requirement, it was necessary for the Company to incur and accrue charges of $271,772

                 BOONTON ELECTRONICS CORPORATION & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996


for services of environmental consultants and counsel that were deemed not to be in the ordinary course of business.

          Additionally, the Company has accrued $45,000 for its expected settlement in the Sharkey Landfill clean up. Although the Company contends that it did not send hazardous waste to the Landfill, it was determined by counsel that the NJDEP will prevail against all companies named in the suit to some extent. The Company has accrued $33,633 for penalties imposed, by the NJDEP, for missing a reporting event in 1994, payable in four quarterly installments during fiscal 1997.

NOTE 14 - QUARTERLY FINANCIAL DATA:



SEPTEMBER 30, 1996    1ST QTR.       2ND QTR.     3RD QTR.       4TH QTR.
------------------    --------       --------     --------       --------

Sales                $1,632,222   $ 1,559,269    $ ,410,126    $ 1,436,719
Gross Profit            803,166       766,387       644,537        415,666
Net income/(loss)        52,710       (47,683)     (294,884)      (759,822)
Earnings/(loss)
  per share                 .04          (.04)         (.19)          (.53)





SEPTEMBER 30, 1995    1ST QTR.       2ND QTR.     3RD QTR.       4TH QTR.
------------------    --------       --------     --------       --------

Sales               $ 1,494,193    $1,655,059    $1,818,211     $1,869,785
Gross Profit            633,993       707,582       808,337        798,573
Net income/(loss)      (132,458)       40,179        99,128        226,995
Earnings/(loss)
  per share                (.10)          .03           .07            .17

                         BOONTON ELECTRONICS CORPORATION

                             INDEX TO EXHIBITS FILED
                       IN THE ANNUAL REPORT ON FORM 10-KSB
                      FOR THE YEAR ENDED SEPTEMBER 30, 1996

 10.7    Report on Form 8-K dated December 15, 1995 for "Other
         Events", "Letter of Intent", effective December 5, 1995.
         Filed as an Exhibit in the Annual Report on Form 10-KSB for
         the year ended September 30, 1996. .................................36

 10.8    "Purchase of Treasury Stock", effective February 23, 1996.
         Filed as an Exhibit in the Annual Report on Form 10-KSB for
         the year ended September 30, 1996. .................................38

 10.9    Report on Form 8-K dated March 18, 1996 for "Other Events",
         "Purchase of Treasury Stock", effective March 7, 1996. Filed as an Exhibit in the Annual Report on Form 10-KSB for the
         year ended September 30, 1996. .....................................39

 10.10   Report on Form 8-K dated January 7, 1997 for "Other Events",
         "Purchase of Stock", effective December 9, 1996. Filed as an
         Exhibit in the Annual Report on Form 10-KSB for the year
         ended September 30, 1996. ..........................................40

 21.     Subsidiaries of Company. ...........................................42

 27.     Financial Data Schedule ............................................43



Copies of Exhibits to the 10-KSB will be supplied upon written request and payment of $0.25 per page.