Form 10KSB/A
period 1996-09-30
BOONTON ELECTRONICS CORP
filed 1997-01-24
CIK 13191

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

                                      By/s/Ronald T. DeBlis
                                      ---------------------
                                           Ronald T. DeBlis, President and Chief
                                           Executive Officer
                                           Date: January 24, 1997


          Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE                                   TITLE                     DATE
---------                                   -----                     ----
By /s/ Daniel Auzan                  Director, Chairman of       January 24, 1997
       ----------------              the Board
       Daniel Auzan


By /s/ Ronald T. DeBlis              Director, President         January 24, 1997
       ----------------              and Chief Executive
       Ronald T. DeBlis              Officer (principal
                                     executive officer)

By /s/ Jack Frucht                   Director                    January 24, 1997
       ----------------
       Jack Frucht

By /s/ Otto H. York                  Director, Vice Chairman     January 24, 1997
       ----------------              of the Board
       Otto H. York


By /s/ John E. Titterton             Secretary and               January 24, 1997
       -----------------             Treasurer (principal
       John E. Titterton             financial and accounting
                                     officer)

                 BOONTON ELECTRONICS CORPORATION & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                SEPTEMBER 30,
                                                                -------------
                                                             1996           1995
                                                             ----           ----
Assets:
Current assets:
   Cash and cash equivalents                              $   113,041    $   146,568
   Trade receivable (Note 1)                                  971,342      1,011,980
   Inventories (Notes 1 & 3)                                1,210,940      1,203,358
   Deferred tax benefit (Note 10)                              81,058        107,412
   Prepaid expenses                                           230,340        263,570
                                                          -----------    -----------
       Total  current assets                                2,606,721      2,732,888
                                                          -----------    -----------
Property and equipment - net (Notes 1 & 4)                    163,858        102,169
                                                          -----------    -----------
Other assets:
    Deferred tax benefit (Note 10)                            988,651      1,186,170
    Deposits                                                   67,768         67,768
                                                          -----------    -----------
       Total other assets                                   1,056,419      1,253,938
                                                          -----------    -----------
       Total assets                                       $ 3,826,998    $ 4,088,995
                                                          ===========    ===========

Liabilities and Stockholders' Equity:
Current liabilities:
       Note payable (Note 6)                              $    10,503    $    97,765
       Related party loans (Note 6)                            43,530           --
       Accounts payable                                       469,882        288,128
       Accrued expenses                                       538,328        417,762
       Unsecured claims payable (Chapter 11 settlement)
       - Current (Notes 2)                                     48,491        101,515
                                                          -----------    -----------
       Total current liabilities                            1,110,734        905,170
Note payable - noncurrent (Note 6)                             77,837           --
Related party loans - noncurrent (Note 6)                     218,970        262,500
Unsecured claims payable (Chapter 11
  settlement) noncurrent (Note 2)                             201,505        253,788
       Total liabilities                                    1,609,046      1,421,458


Commitments and Contingencies (Note 8)
Stockholders' equity:
       Common stock (Note 9)                                  155,659        152,209
       Capital in excess of par                             4,421,637      4,388,431
       Deficit                                             (2,359,344)      (940,812)
                                                          -----------    -----------
                                                            2,217,952      3,599,828
       Less: Treasury stock (Note 9)                             --         (932,291)
                                                          -----------    -----------


       Total stockholders' equity                           2,217,952      2,667,537
                                                          -----------    -----------
       Total liabilities and stockholders' equity          $3,826,998     $4,088,995
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