Form 10QSB/A
period 1996-06-30
BOONTON ELECTRONICS CORP
filed 1997-02-18
CIK 13191

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE NINE MONTHS ENDED JUNE 30, 1996

                         BOONTON ELECTRONICS CORPORATION


State:   New Jersey                               Identification No.  22-1543137
                                                  File No. 0-2364

Address:  25 Eastmans Road, P.O. Box 465,
          Parsippany, New Jersey  07054-0465

Telephone:  201-386-9696

"Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days."

                                            YES [X]           NO [  ]

Shares Outstanding:

         June 30, 1996     1,556,585
         June 30, 1995     1,326,785

                        BOONTON ELECTRONICS CORPORATION


                             INDEX TO EXHIBIT FILED
                     IN THE QUARTERLY REPORT ON FORM 10-QSB
                    FOR THE NINE MONTHS ENDED JUNE 30, 1996


     EXHIBIT NO.                                                     PAGE
     -----------                                                     ----
          27        Financial Data Schedule                            22

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   BOONTON ELECTRONICS CORPORATION



                                   By: /s/ Ronald T. DeBlis
                                       -----------------------------
                                           Ronald T. DeBlis
                                           President & CEO


                                   By: /s/ John E. Titterton
                                       ------------------------------
                                           John E. Titterton
                                           Finance, Secretary/Treasurer



August 21, 1996