Form 10QSB
period 1996-12-31
BOONTON ELECTRONICS CORP
filed 1997-02-20
CIK 13191

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE THREE MONTHS ENDED DECEMBER 31, 1996

                         BOONTON ELECTRONICS CORPORATION



State:  New Jersey                             Identification No. 22-1543137
File No.   0-2364


Address:  25 Eastmans Road, P. O. Box 465,
Parsippany, New Jersey 07054-0465

Telephone: 201-386-9696

"Indicate by check mark whether the Registrant (1) has file all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days."

                                     YES [X]  NO
                                         ----    ----
Shares Outstanding:

December 31, 1996     1,636,585
December 31, 1995     1,354,535

                                   (Unaudited)

                         BOONTON ELECTRONICS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

             ASSETS                              DECEMBER 31, 1996  SEPTEMBER 30, 1996
             ------                              -----------------  ------------------
Current assets:
    Cash and cash equivalents                       $   361,928       $   113,041
    Trade receivables                                   823,254           971,342
    Inventories                                       1,296,089         1,210,940
    Deferred tax benefits                                81,058            81,058
    Other current assets                                263,281           230,340
                                                    -----------       -----------

Total current assets                                  2,825,610         2,606,721
                                                    -----------       -----------

Property and equipment-net                              405,364           163,858
                                                    -----------       -----------
Other assets:
    Deferred tax benefit                                988,651           988,651
    Security deposits                                    69,071            67,768
                                                    -----------       -----------

Total other assets                                    1,057,722         1,056,419
                                                    -----------       -----------

Total assets                                        $ 4,288,696       $ 3,826,998
                                                    ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Note payable                                    $    39,467       $    10,503
    Related party loans                                  43,530            43,530
    Accounts payable - trade                            529,313           469,882
    Other current liabilities                           522,887           538,328
    Unsecured claims payable (Chapter 11
     settlement) current                                 48,491            48,491
                                                    -----------       -----------

Total current liabilities                             1,183,688         1,110,734
Note payable - noncurrent                               289,695            77,837
Related party loans - noncurrent                        218,970           218,970
Unsecured claims payable (Chapter 11
    settlement) - noncurrent                            153,014           201,505
                                                    -----------       -----------
Total liabilities                                     1,845,367         1,609,046
                                                    -----------       -----------
Commitments and contingencies

Stockholders' equity:
    Common stock                                        163,659           155,659
    Capital in excess of par                          4,613,638         4,421,637
    Deficit                                          (2,333,968)       (2,359,344)
                                                    -----------       -----------
Total stockholders' equity                            2,443,329         2,217,952
                                                    -----------       -----------
Total liabilities and stockholders' equity          $ 4,288,696       $ 3,826,998
                                                    ===========       ===========

      The accompanying footnotes are an integral part of these statements.

                                   (Unaudited)

                         BOONTON ELECTRONICS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

                                                FOR THE THREE MONTHS ENDED

                                          DECEMBER 31, 1996      DECEMBER 31, 1995
                                          -----------------      -----------------
Net sales                                    $1,811,075               $1,632,222
Cost of goods sold                              987,295                  829,056
                                             ----------               ----------
Gross income                                    823,780                  803,166
                                             ----------               ----------

Operating expenses:
  Commissions                                   202,004                  181,583
  Research and development                      190,061                  204,073
  Other operating expenses                      389,824                  327,126
                                             ----------               ----------
Total operating expenses                        781,889                  712,782
                                             ----------               ----------

Income from operations                           41,891                   90,384
                                             ----------               ----------

Interest expense                                  9,367                    5,144
Other expense                                     7,147                   32,530
                                             ----------               ----------
Total other expenses                             16,514                   37,674
                                             ----------               ----------

Income before provision
  for income taxes                               25,377                   52,710
Provision for income taxes                         --                       --
                                             ----------               ----------

Net income                                       25,377                   52,710
Stockholders' equity - beginning              2,217,952                2,667,537
Stock options exercised                            --                     13,547
Common stock sold                               200,000                     --
                                             ----------               ----------

Stockholders' equity  - ending               $2,443,329               $2,733,794
                                             ==========               ==========
Weighted average number of shares
 outstanding                                  1,576,585                1,348,473
                                             ==========               ==========

Earnings per share                           $     0.02               $     0.04
                                             ==========               ==========

The accompanying footnotes are an integral part of these statements.

                                   (Unaudited)

                         BOONTON ELECTRONICS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                      ------------------------------------

                                                             FOR THE THREE MONTHS ENDED
                                                        DECEMBER 31, 1996    DECEMBER 31, 1995
                                                        -----------------    -----------------
Cash provided/(used) by operations:
Net income                                                 $  25,377           $  52,710
Adjustments to reconcile net income:
    Depreciation & amortization                                9,719               4,608
    Other                                                       --                11,633
Decrease/(increase) in current assets:
    Accounts receivable                                      148,088             (49,757)
    Inventories                                              (85,149)            (13,261)
    Other current assets                                     (32,941)            165,357
Increase/(decrease) in current liabilities:
    Accounts payable                                          59,431             (37,333)
    Chapter 11 settlement - current                          (48,491)           (101,515)
    Accrued liabilities                                      (15,441)             25,654
                                                           ---------           ---------

Net cash provided by operations                               60,593              58,096
                                                           ---------           ---------

Cash flows from investing activities:
    Purchase of equipment                                   (251,225)            (10,782)
    Other                                                     (1,303)               --
                                                           ---------           ---------

Net cash (used) by investing activities                     (252,528)            (10,782)
                                                           ---------           ---------

Cash flows from financing activities:
    Increase notes payable                                   243,462                --
    Payments on loans                                         (2,640)            (48,859)
    Proceeds from sale of stock                              200,000
    Proceeds from options exercised                             --                13,547
                                                           ---------           ---------

Net cash provided/(used) by financing activities             440,822             (35,312)
                                                           ---------           ---------

Increase/(decrease) in cash and cash equivalents
                                                             248,887              12,002
Cash and cash equivalents at beginning of period             113,041             146,568
                                                           ---------           ---------

Cash and cash equivalents at end of period                 $ 361,928           $ 158,570
                                                           =========           =========

The accompanying footnotes are an integral part of these statements.

                 BOONTON ELECTRONICS CORPORATION & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1996



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNT POLICIES AND DISCRIPTION
         OF BUSINESS:

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

          B. The Company markets and distributes its products throughout the United States and abroad through some 15 domestic sales representatives and 35 foreign distributors. Representatives sell on a commission basis, while distributors buy products for resale at discounted ex-factory prices. Its representatives and distributors also handle the products of other manufactures, although these are not generally competitive with the Company's products except that some items handled by foreign distributors may be somewhat competitive.

          C. The consolidated financial statements include the accounts of Boonton Electronics Corporation and its wholly-owned subsidiaries, Boonton International Sales Corporation and Integra, Inc. All material intercompany accounts and transactions have been eliminated in consolidation. The wholly-owned subsidiaries ceased operations effective October 1, 1994.

          D. Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

          E. The company accounts for uncollectible accounts under the direct write-off method whereas generally accepted accounting principals require provision for such expenses under the allowance method. The effect of using this method approximates the allowance method as all amounts are deemed to be fully collectible.

          F. Inventories - stated at the lower of cost or market determined by the first-in, first-out (FIFO) method.

          G. Property and equipment - Depreciation and amortization is calculated by the straight-line method for financial reporting purposes at rates based on the following estimated useful lives:

                         Building improvements               39
                         Machinery and equipment           5-10
                         Office furniture and fixtures     5-10
                         Transportation equipment             3

                 BOONTON ELECTRONICS CORPORATION & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1996


          The accelerated cost recovery system and modified accelerated cost recovery system are used for income tax purposes. Cost of major renewals and betterments that extend the life of the property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expenses as incurred.

          H. Financial risk - The Company regularly maintains bank account balances in excess of FDIC insurable limit.

          I. Income Taxes - The Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" which requires a company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in a Company's financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement carrying amounts and tax basis of assets and liabilities using expected tax rates in effect in the years in which the differences are expected to reverse. The Company recognized the benefit of net operating loss carryforwards applying the valuation allowance which requires that the tax benefit be limited bases on the weight of available evidence and the probability that some portion of the deferred tax asset will be realized.

          J. Financial Instruments - The Company's financial instruments include cash, cash equivalents, trade receivables and payable, long-term debt and loans from related parties for which carrying amounts approximate fair value. It is not practicable to estimate the fair value of related party loans and long-term debt.

NOTE 2 - PROCEEDINGS UNDER CHAPTER 11 AND GOING CONCERN
         PRESENTATION:

          The Company operated under Chapter 11 proceedings for the period September 7, 1993 through November 15, 1994 when, on the later date, an order confirming the Company's Plan of Reorganization was entered by the United States Bankruptcy Court, District of New Jersey, subject to the court closing the case 180 days after said entry (Local Rule 25(a)), cause for extension of time in closing case (Local Rule 25(b)), and filing of application for allowance of fees and allowance within 90 days after entry of final order confirming plan (Local Rule 25(c)).

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

                 BOONTON ELECTRONICS CORPORATION & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1996


          Pre-petition liabilities in accordance with the November 15, 1994 confirmed plan of reorganization were compromised of the following:

Accounts payable                                          $     702,233
Accrued expenses:
     Commissions payable                                        126,370
     Vacation pay                                                96,250
     Severance pay                                               25,108
     Other                                                       78,282
                                                           ------------
          Total September 30, 1994                            1,028,243

Court authorized payments/adjustments                           (75,073)
                                                           ------------
Balance subject to settlement                                   953,170
Amount discharged to date                                       751,665
                                                           ------------

Balance of Chapter 11 settlement - December 31, 1996      $     201,505
                                                           ============
NOTE 3 - INVENTORIES

                                       DECEMBER 31,    SEPTEMBER 30,
                                           1996            1996
                                       -----------     ------------
Raw material                            $  624,666      $  468,619
Work in process                            616,302         688,273
Finished Goods                              55,121          54,048
                                        ----------      ----------

Total                                   $1,296,089      $1,210,940
                                        ==========      ==========


NOTE 4 - PROPERTY, PLANT AND EQUIPMENT:

                                       DECEMBER 31,    SEPTEMBER 30,
                                           1996            1996
                                       -----------     ------------
Leasehold improvements                  $   61,054      $   61,054
Machinery and equipment                  1,714,120       1,512,488
Office furniture and fixtures              494,552         444,959
Transportation equipment                    13,188          13,188
                                        ----------      ----------
    Total                                2,282,914       2,031,689
Less: Accumulated depreciation and
  amortization                           1,877,550       1,867,831
                                        ----------      ----------
    Net depreciated cost                $  405,364      $  163,858
                                        ==========      ==========

          Management has removed $1,868,423 of fully depreciated machinery, equipment and office furniture and fixtures disposed of and/or abandoned during the relocation of the Company's operations to the Township of Hanover.

                BOONTON ELECTRONICS CORPORATION & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1996

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

NOTE 6 - NOTES PAYABLE:

                                                     DECEMBER 31,    SEPTEMBER 30,
                                                          1996           1996
                                                     -----------     -------------
A.  Board of Directors:
    Notes, subordinated to NJEDA
    loan, dated February 6, 1995,
    payable in monthly installments
    of $5,449 including interest at
    9% per annum through September 30, 2001:          $   262,500    $   262,500
    Less current portion                                   43,530         43,530
                                                      -----------    -----------
    Noncurrent portion                                $   218,970    $   218,970
                                                      ===========    ===========


B.  New Jersey Economic Development
    Authority: Note, dated July 31,
    1996, payable in monthly
    installments of $4,803
    including interest at 6.75% per
    annum through June 30, 2003:                      $   329,162    $    88,340
    Less current portion                                   39,467         10,503
                                                      -----------    -----------
    Noncurrent portion                                $   289,695    $    77,837
                                                      ===========    ===========

                BOONTON ELECTRONICS CORPORATION & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1996


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


NOTE 8 - COMMITMENTS AND CONTINGENCIES:

COMMITMENTS:
-----------

         A. RETIREMENT PLAN:

         Effective July 1, 1989, the Company adopted a defined contribution plan for all eligible employees. In accordance with Internal Revenue Code Section 401(k), the plan provides for elective deferral of up to 15% of total compensation. The plan further provided for a Company matching contribution of 25% of the elective deferral amount of each participant that did not exceed 6% of total compensation. Effective January 1, 1994, the matching Company contribution was suspended due to the company's financial condition and pending reorganization. Effective October 1, 1995, the Company reinstated a matching contribution at 50% of the elective deferral amount for each participant that does not exceed 6% of total compensation. The amounts charged to operations were $46,151 and $0 for the years ended September 30, 1996 and 1995, respectively.


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


                                                           OPTION
                                                           ------

                                            PRICE PER SHARE       NUMBER OF SHARES
                                            ---------------       ----------------
Shares under option at
    September 30, 1993                      $     3.00                   53,500
    Expired                                       3.00                   (3,500)
                                                                       --------

Shares under option at
    September 30, 1994                            3.00                   50,000
    Granted                                 $     1.0625                130,000

                 BOONTON ELECTRONICS CORPORATION & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1996

                                                           OPTION
                                                           ------

                                            PRICE PER SHARE       NUMBER OF SHARES
                                            ---------------       ----------------
   Exercised                                $     1.0625                (30,000)
   Expired                                  $     1.0625                (18,750)
   Expired/surrender                        $     3.00                  (50,000)
                                                                       --------

Shares under option at
   September 30, 1995                       $     1.0625                 81,250
   Exercised                                $     1.0625                (34,500)
   Expired                                  $     1.0625                   (250)
                                                                       --------
Shares under option at
   September 30, 1996                       $     1.0625                 46,500
                                                                       ========


         C.  LEASE COMMITMENTS

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

                 BOONTON ELECTRONICS CORPORATION & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1996


CONTINGENCIES:
-------------

         A.  ENVIRONMENTAL CONTINGENCIES:

         Following an investigation by the New Jersey Department of Environmental Protection (NJDEP) of the Company's waste disposal practices at a certain site that it formerly leased, the Company put a ground water management plan into effect as approved by the NJDEP. Costs associated with this site are charged directly to income as incurred. The lessor of this site has notified the Company that if the NJDEP investigation proves to have interfered with a sale of the property, the lessor may seek to hold the Company liable for any loss it suffers as a result. However, corporate counsel has informed management that, in their opinion, the lessor would not prevail in any lawsuit filed due to the imposition by law of the statute of limitations.

         Cost charged to operations in connection with the water management plan amounted to $51,879 and $60,409 for the years ended September 30, 1996 and 1995, respectively. The Company estimates the expenditures in this regard for the fiscal year ending September 30, 1997 will amount to approximately $52,000. The Company will continue to be liable under the plan in all future years until such time as the NJDEP releases it from all obligations applicable thereto.

         B.  INCOME TAX CONTINGENCIES:

         The Company's income tax returns through the fiscal year ended September 30, 1992 have been accepted as filed or are barred from further assessment.


NOTE 9 - COMMON STOCK:

                                                        DECEMBER 31,       SEPTEMBER 30,
                                                           1996                1996
                                                           ----                ----
      Common Stock:
          $.10 par value, authorized  5,000,000
          shares, issued and outstanding 1,636,585
          shares and issued 1,556,585 shares.            $163,659            $155,659
                                                         ========            ========


         On December 9, 1996, G.E.M. USA, Inc. purchased 80,000 shares of the Company's common stock for $200,000 at two dollars and fifty cents ($2.50) a share U.S. These shares were purchased in accordance with the terms of a definitive Stock Purchase Agreement executed by and between the Company and GMME on October 21, 1996. The Agreement provides an option to GMME to purchase an additional 443,700 shares for $1,437,588 at three dollars and twenty-four cents ($3.24) a share U.S. This option will expire on June 9, 1997 and is conditioned upon the satisfactory completion of further delineation of the environmental issue at a site formerly leased by the Company as disclosed in Note 8 - Contingencies (A).

                 BOONTON ELECTRONICS CORPORATION & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1996

NOTE 10 - INCOME TAXES:

         The components of the deferred tax asset are:

                                      DECEMBER 31,               SEPTEMBER 30,
                                         1996                        1996
                                         ----                        ----

Net operating loss carryforwards      $3,799,877                  $3,799,877
 Less: Valuation allowance            (2,730,168)                 (2,730,168)
                                      ----------                  ----------

     Net deferred tax asset           $1,069,709                  $1,069,709
                                       =========                   =========

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

         The following is a reconciliation of income taxes at the federal statutory rate:

 December 31,
                                                     1996           1995
                                                     ----           ----

Computed income taxes at statutory rate          $   8,628        $  17,921
Recognition of net operating loss                   (8,628)         (17,921)
                                                 ---------        ---------
        Expense (Benefit)                        $       -        $       -
                                                 =========        =========

                 BOONTON ELECTRONICS CORPORATION & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1996

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

         The Company has net operating loss carryforwards for federal and state purposes approximating $9,478,000 and $9,647,000 that will not begin to expire until the year 2006 and 1998, respectively. These loss carryforwards can be utilized to reduce future taxable income dollar for dollar.


NOTE 11 - SEGMENT INFORMATION:

         The Company is engaged in the manufacture and sale of electronic test and measurement equipment and management considers its business as a single segment for reporting purposes.

A.       The Company's export sales were as follows:

            THREE MONTHS ENDED                             % OF
            DECEMBER 31,               AMOUNT           TOTAL SALES
            ------------             ----------         -----------
            1996                    $   676,740              37%
            1995                       $785,332              48%

B.       Customers sales to domestic government agencies were as follows:

            THREE MONTHS ENDED                             % OF
            DECEMBER 31,               AMOUNT           TOTAL SALES
            ------------             ----------         -----------
            1996                    $   383,080              21%
            1995                    $    90,983               6%

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF INCOME STATEMENTS
            ---------------------------------------------------------

                      THREE MONTHS ENDED DECEMBER 31, 1996
                      ------------------------------------

         Sales for the three months ended December 31, 1996 were $178,853 above the prior year. The increase in sales was primarily due to an increase in military contract revenues of $292,097 coupled with a decline in export revenues of $108,592. Gross income increased by $20,614 above the prior year, but decreased to 46% of sales versus a prior year's 49% of sales. The decline in gross profit as a percentage of sales was attributable to the increased military revenues which traditionally carry a lower gross margin. Commission expense increased by $20,614 over the prior year due to the increase in sales volume. All other operating cost categories increased in total by $48,686. Operating income of $41,891 was a $48,493 decrease from the prior year. Net income of $25,377 was $27,333 lower than the prior's year's net income of $52,710. The earnings per share was $0.02 versus a prior year's earnings of $0.04.

         The December 31, 1996 inventory balance was $1,296,089 which was an $85,149 increase from the September 30, 1996 balance of $1,210,940. The increase in inventories was in raw materials purchased predominantly for the significant military orders in the Company's backlog. Trade receivable balances were $823,254 as compared to $971,342 as of September 30, 1996. The current ratio as of December 31, 1996 increased to 2.4 from 2.3 at September 30, 1996. This increase was primarily due to the increase in cash due to the $200,000 paid by GMME.


REPORTS ON FORM 8-K:
--------------------

         During the three months ended December 31, 1996, a report on Form 8-K was filed, on December 9, 1996 which reported information for "Item 5. Other Events".

SIGNATURES
----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             BOONTON ELECTRONICS CORPORATION



                             By /s/ Ronald T. DeBlis
                                ---------------------------------------------
                                    Ronald T. DeBlis, President and Chief
                                    Executive Officer
                                    Date:  February 18, 1997




                             By /s/ John E. Titterton
                                ---------------------------------------------
                                    John E. Titterton, Vice President Finance,
                                    Secretary/Treasurer
                                    Date:  February 18, 1997

February 18, 1997

                         BOONTON ELECTRONICS CORPORATION

                             INDEX TO EXHIBIT FILED
                     IN THE QUARTERLY REPORT ON FORM 10-QSB
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 1996



Exhibit No.                                                 Page
-----------                                                 ----
    27            Financial Data Sheet                       17