Form 10QSB
period 1997-03-31
BOONTON ELECTRONICS CORP
filed 1997-05-09
CIK 13191

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE SIX MONTHS ENDED MARCH 31, 1997

                         BOONTON ELECTRONICS CORPORATION
                         -------------------------------



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

                                  YES [X]  NO [ ]

Shares Outstanding:

March 31, 1997                 1,636,585
March 31, 1996                 1,536,586

                                   (Unaudited)

                         BOONTON ELECTRONICS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

         ASSETS                           MARCH 31, 1997    SEPTEMBER 30, 1996
         ------                           --------------    ------------------
Current assets:
    Cash and cash equivalents                $   190,449        $   113,041
    Trade receivables                          1,032,775            971,342
    Inventories                                1,279,689          1,210,940
    Deferred tax benefits                         81,058             81,058
    Other current assets                         294,874            230,340
                                             -----------        -----------

Total current assets                           2,878,845          2,606,721
                                             -----------        -----------

Property and equipment-net                       464,347            163,858
                                             -----------        -----------
Other assets:
    Deferred tax benefit                         988,651            988,651
    Security deposits                             72,136             67,768
                                             -----------        -----------

Total other assets                             1,060,787          1,056,419
                                             -----------        -----------
Total assets                                 $ 4,403,979        $ 3,826,998
                                             ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Note payable                             $    50,777        $    10,503
    Related party loans                           43,530             43,530
    Accounts payable - trade                     588,496            469,882
    Other current liabilities                    488,290            538,328
    Unsecured claims payable (Chapter 11
      settlement) current                         48,491             48,491
                                             -----------        -----------

Total current liabilities                      1,219,584          1,110,734
Note payable - noncurrent                        337,878             77,837
Related party loans - noncurrent                 218,970            218,970
Unsecured claims payable (Chapter 11
  settlement) - noncurrent                       153,014            201,505
                                             -----------        -----------
Total liabilities                              1,929,446          1,609,046
                                             -----------        -----------
 Commitments and contingencies

Stockholders' equity:
    Common stock                                 163,659            155,659
    Capital in excess of par                   4,613,638          4,421,637
    Deficit                                   (2,302,764)        (2,359,344)
                                             -----------        -----------

Total stockholders' equity                     2,474,533          2,217,952
                                             -----------        -----------

Total liabilities and stockholders' equity   $ 4,403,979        $ 3,826,998
                                             ===========        ===========

The accompanying footnotes are an integral part of these statements.

                                   (Unaudited)

                         BOONTON ELECTRONICS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------


                                               FOR THE SIX MONTHS ENDED
                                         MARCH 31, 1997       MARCH 31, 1996
                                         --------------       --------------

Net sales                                  $3,604,722           $3,191,492
Cost of goods sold                          1,992,112            1,621,939
                                           ----------           ----------
Gross income                                1,612,610            1,569,553
                                           ----------           ----------

Operating expenses:
  Commissions                                 380,211              339,522
  Research and development                    361,947              429,292
  Other operating expenses                    775,628              733,644
                                           ----------           ----------
Total operating expenses                    1,517,786            1,502,458
                                           ----------           ----------

Income from operations                         94,824               67,095
                                           ----------           ----------

Interest expense                               19,646                9,719
Other expense                                  18,597               52,349
                                           ----------           ----------
Total other expenses                           38,243               62,068
                                           ----------           ----------

Income before provision for income taxes       56,581                5,027
Provision for income taxes                         --                   --
                                           ----------           ----------

Net income                                     56,581                5,027
Stockholders' equity - beginning            2,217,952            2,667,537
Stock options exercised                            --               15,406
Common stock sold                             200,000              563,438
                                           ----------           ----------

Stockholders' equity  - ending             $2,474,533           $3,251,408
                                           ==========           ==========
Weighted average number of shares
   outstanding                              1,606,255            1,374,492
                                           ==========           ==========

Earnings per share                              $0.04                $0.00
                                                =====                =====

The accompanying footnotes are an integral part of these statements.

                                   (Unaudited)

                         BOONTON ELECTRONICS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

                                                    FOR THE THREE MONTHS ENDED
                                               MARCH 31, 1997      MARCH 31, 1996
                                               --------------      --------------
Net sales                                         $1,793,647         $ 1,559,269
Costs of goods sold                                1,004,817             792,882
                                                  ----------         -----------
Gross income                                         788,830             766,387
                                                  ----------         -----------
Operating expenses:
  Commissions                                        178,207             157,939
  Research and development                           171,886             225,219
  Other operating expenses                           385,804             406,518
                                                  ----------         -----------
Total operating expenses                             735,897             789,676
                                                  ----------         -----------

Income/(loss) from operations                         52,933             (23,289)
                                                  ----------         -----------

Interest expense                                      10,279               4,575
Other expense                                         11,450              19,819
                                                  ----------         -----------
Total other expenses                                  21,729              24,394
                                                  ----------         -----------

Income/(loss) before provision for income taxes       31,204             (47,683)
Provisions for income taxes                               --                  --
                                                  ----------         -----------

Net income/(loss)                                     31,204             (47,683)
Stockholders' equity - beginning                   2,443,329           2,733,794
Stock options exercised                                   --               1,859
Common stock sold                                         --             563,438
                                                  ----------         -----------

Stockholders' equity - ending                     $2,474,533         $ 3,251,408
                                                  ==========         ===========
Weighted average number of common shares
  outstanding                                      1,636,585           1,400,798
                                                  ==========         ===========

Earnings/(loss) per share                              $0.02              $(0.04)
                                                       =====              ======

The accompanying footnotes are an integral part of these statements.

                                   (Unaudited)

                         BOONTON ELECTRONICS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                      ------------------------------------

                                                      FOR THE SIX MONTHS ENDED
                                                MARCH 31, 1997        MARCH 31, 1996
                                                --------------        --------------
Cash provided/(used) by operations:
Net income                                         $  56,581            $   5,027
Adjustments to reconcile net income:
    Depreciation & amortization                       23,055                9,216
    Other                                                 --               11,633
Decrease/(increase) in current assets:
    Accounts receivable                              (61,433)             120,315
    Inventories                                      (68,749)            (138,410)
    Other current assets                             (64,534)             160,023
Increase/(decrease) in current liabilities:
    Accounts payable                                 118,614              (61,489)
    Chapter 11 settlement - current                  (48,491)            (101,515)
    Accrued liabilities                              (50,038)               3,726
                                                   ---------            ---------

Net cash provided/(used) by operations               (94,995)               8,526
                                                   ---------            ---------

Cash flows from investing activities:
    Purchase of equipment                           (323,544)             (58,739)
    Other                                             (4,368)                  --
                                                   ---------            ---------

Net cash (used) by investing activities             (327,912)             (58,739)
                                                   ---------            ---------

Cash flows from financing activities:
    Increase notes payable                           317,038                   --
    Payments on loans                                (16,723)             (97,765)
    Proceeds from sale of stock                      200,000              563,438
    Proceeds from options exercised                       --               15,406
                                                   ---------            ---------

Net cash provided/(used) by financing activities     500,315              481,079
                                                   ---------            ---------

Increase/(decrease) in cash and cash equivalents      77,408              430,866
Cash and cash equivalents at beginning of period     113,041              146,568
                                                   ---------            ---------

Cash and cash equivalents at end of period         $ 190,449            $ 577,434
                                                   =========            =========

The accompanying footnotes are an integral part of these statements.

                                  (Unaudited)
                 BOONTON ELECTRONICS CORPORATION & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1997

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

                                  (Unaudited)
                 BOONTON ELECTRONICS CORPORATION & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1997

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

                                  (Unaudited)
                 BOONTON ELECTRONICS CORPORATION & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1997

           Pre-petition liabilities in accordance with the November 15, 1994 confirmed plan of reorganization were compromised of the following:

Accounts payable                                                              $   702,233
Accrued expenses:
     Commissions payable                                                          126,370
     Vacation pay                                                                  96,250
     Severance pay                                                                 25,108
     Other                                                                         78,282
                                                                               ----------
          Total September 30, 1994                                              1,028,243

Court authorized payments/adjustments                                             (75,073)
                                                                               ----------
Balance subject to settlement                                                     953,170
Amount discharged to date                                                         751,665
                                                                               ----------

Balance of Chapter 11 settlement -March 31, 1997                              $   201,505
                                                                               ==========

NOTE 3 - INVENTORIES:

                                                             March 31,        September 30,
                                                               1997               1996
                                                           ------------       -------------
Raw material                                               $   661,558         $  468,619
Work in process                                                566,786            688,273
Finished Goods                                                  51,345             54,048
                                                           -----------         ----------

Total                                                      $ 1,279,689         $1,210,940
                                                           ===========         ==========


NOTE 4 - PROPERTY, PLANT AND EQUIPMENT:

                                                             March 31,        September 30,
                                                               1997               1996
                                                           ------------       -------------
Leasehold improvements                                     $    61,054         $   61,054
Machinery and equipment                                      1,783,367          1,512,488
Office furniture and fixtures                                  497,623            444,959
Transportation equipment                                        13,188             13,188
                                                           -----------         ----------
      Total                                                  2,355,232          2,031,689
Less: Accumulated depreciation and
  amortization                                               1,890,885          1,867,831
                                                           -----------         ----------
      Net depreciated cost                                 $   464,347         $  163,858
                                                           ===========         ==========

                                  (Unaudited)
                 BOONTON ELECTRONICS CORPORATION & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1997

NOTE 5 - RESULTS OF OPERATIONS:

              The Company has incurred losses from operations during the last three fiscal years. Management does not expect this to continue based on its operating plan for fiscal 1997 which anticipates a 19% increase in revenue and a net income of approximately $200,000. The 1997 first half revenues were approximately $3.6 million which supports, on an annualized basis, the expected increase in revenues. The military contracts awarded in fiscal 1996, which will total $1.7 million in revenues upon completion, contributed approximately $558,000 to the first half 1997 revenues. The Company's backlog as of March 31, 1997 was $1,321,137 and included an additional $473,000 for the military contracts. An additional $379,000 was released by the Air Force in January and February 1997 against these contracts.

NOTE 6 - NOTES PAYABLE:
                                                      MARCH 31,    SEPTEMBER 30,
                                                        1997           1996
                                                        ----           ----
A.  Board of Directors:
    Notes, subordinated to NJEDA loan,
    dated February 6, 1995, payable in
    monthly installments of $5,449
    including interest at 9% per annum
    through September 30, 2001:                       $262,500       $262,500
              Less current portion                      43,530         43,530
                                                      --------       --------
              Noncurrent portion                      $218,970       $218,970
                                                      ========       ========


                                                      MARCH 31,    SEPTEMBER 30,
                                                        1997           1996
                                                        ----           ----
B.  New Jersey Economic Development Authority:
    Note, dated July 31, 1996, payable in
    monthly installments of $6,317
    including interest at 6.75% per annum
    through June 30, 2003:                            $388,655       $ 88,340
    Less current portion                                50,777         10,503
                                                      --------       --------
     Noncurrent portion                               $337,878       $ 77,837
                                                      ========       ========

                                  (Unaudited)
                 BOONTON ELECTRONICS CORPORATION & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1997


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

                                  (Unaudited)
                 BOONTON ELECTRONICS CORPORATION & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1997

                                                       OPTION
                                                       ------
                                      PRICE PER SHARE           NUMBER OF SHARES
                                      ---------------           ----------------

   Exercised                              $1.0625                    (30,000)
   Expired                                $1.0625                    (18,750)
   Expired/surrender                      $  3.00                    (50,000)
                                                                     -------

Shares under option at
   September 30, 1995                     $1.0625                     81,250
   Exercised                              $1.0625                    (34,500)
   Expired                                $1.0625                       (250)
                                                                     -------
Shares under option at
   September 30, 1996                     $1.0625                     46,500
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

                                  (Unaudited)
                 BOONTON ELECTRONICS CORPORATION & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1997

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

           B.  INCOME TAX CONTINGENCIES:
           The Company's income tax returns through the fiscal year ended September 30, 1992 have been accepted as filed or are barred from further assessment.


NOTE 9 - COMMON STOCK:

                                                                 MARCH 31,             SEPTEMBER 30,
                                                                   1997                    1996
                                                                   ----                    ----
              Common Stock:
                  $.10 par value, authorized  5,000,000
                  shares, issued and outstanding 1,636,585
                  shares and issued 1,556,585 shares.            $163,659                $155,659
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

                                  (Unaudited)
                 BOONTON ELECTRONICS CORPORATION & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1997


NOTE 10 - INCOME TAXES:

           The components of the deferred tax asset are:

                                                             March 31,                 September 30,
                                                                1997                        1996
                                                            -----------                  ----------
Net operating loss carryforwards                             $3,799,877                  $3,799,877
 Less: Valuation allowance                                   (2,730,168)                 (2,730,168)
                                                             ----------                  ----------

     Net deferred tax asset                                  $1,069,709                  $1,069,709
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

           The following is a reconciliation of income taxes at the federal statutory rate:

                                                             MARCH 31,
                                                        1997           1996
                                                        ----           ----
Computed income taxes at statutory rate             $   19,238       $    1,709
Recognition of net operating loss                      (19,238)          (1,709)
                                                    ----------       ----------
        Expense (Benefit)                           $       --       $       --
                                                    ==========       ==========

                                  (Unaudited)
                 BOONTON ELECTRONICS CORPORATION & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1997


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

A.       The Company's export sales were as follows:

               SIX MONTHS ENDED                                  % OF
                   MARCH 31,              AMOUNT             TOTAL SALES
            ---------------------       ----------           -----------
                      1997              $1,220,232                34%
                      1996              $1,442,519                45%

B.       Customers sales to domestic government agencies were as follows:

               SIX MONTHS ENDED                                  % OF
                   MARCH 31,              AMOUNT             TOTAL SALES
            ---------------------       ----------           -----------
                     1997               $  748,230                21%
                     1996               $  226,430                 7%

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF INCOME STATEMENTS
            ---------------------------------------------------------

                         SIX MONTHS ENDED MARCH 31, 1997
                         -------------------------------

       Sales for the six months ended March 31, 1997 were $413,230 above the prior year. The increase in sales was due to an increase in sales to U.S. government agencies of $521,800 and an increase in other domestic sales of $113,717 coupled with a decrease in export sales of $222,287. Gross income increased by $43,057 above the prior year, but decreased to 45% of sales versus a prior year's 49% of sales. This decline in gross profit as a percentage of sales was attributable to the increased government revenues which carry a lower gross margin. Commission expense increased by $40,689 over the prior year due to the increase in sales volume. The other operating cost categories decreased by a total of $25,361 below the prior year. Income from operations of $94,824 was an increase of $27,729 above the prior year's $67,095. Net income of $56,581 was an increase of $51,554 over the prior year. The earnings per share were $0.04 versus a prior year's earnings of $0.00.

       The March 31, 1997 inventory balance was $1,279,689 which was an increase of $68,749 over the balance at September 30, 1996. The increase was in raw materials with declines in both work in process and finished goods. Trade receivable balances were $1,032,775 versus $971,342 at September 30, 1996. The current ratio was 2.36 at March 31, 1997 as compared to 2.35 at September 30, 1996.


REPORTS ON FORM 8-K:
--------------------

       During the six months ended March 31, 1997, a report on Form 8-K was filed, on December 9, 1996 which reported information for "Item 5. Other Events".

                                   SIGNATURES
                                   ----------

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     BOONTON ELECTRONICS CORPORATION



                                     By: /s/ RONALD T. DEBLIS
                                        ----------------------------------
                                             Ronald T. DeBlis, President and
                                             Chief Executive Officer
                                             Date: May 9, 1997




                                     By: /s/ JOHN E. TITTERTON
                                        ----------------------------------
                                             John E. Titterton, Vice President
                                             Finance, Secretary/Treasurer
                                             Date: May 9, 1997

May 9, 1997

                             INDEX TO EXHIBIT FILED
                     IN THE QUARTERLY REPORT ON FORM 10-QSB
                     FOR THE SIX MONTHS ENDED MARCH 31, 1997



EXHIBIT NO.                                                          PAGE
-----------                                                          ----
    27            Financial Data Sheet                                18