Form 10QSB
period 1997-06-30
BOONTON ELECTRONICS CORP
filed 1997-08-14
CIK 13191

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE NINE MONTHS ENDED JUNE 30, 1997

                         BOONTON ELECTRONICS CORPORATION
                         -------------------------------

State:  New Jersey                               Identification No. 22-1543137
File No.   0-2364


Address:  25 Eastmans Road, P. O. Box 465,
Parsippany, New Jersey 07054-0465

Telephone: 973-386-9696

"Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days."

                                  YES [X] NO [ ]

Shares Outstanding:

June 30, 1997         1,636,585
June 30, 1996         1,556,585

                                   (Unaudited)

                         BOONTON ELECTRONICS CORPORATION
                         -------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------


                      Assets               June 30, 1997      September 30, 1996
                      ------               -------------      ------------------
Current assets:
    Cash and cash equivalents                $   144,232             $   113,041
    Trade receivables                          1,040,493                 971,342
    Inventories                                1,286,301               1,210,940
    Deferred tax benefits                         81,058                  81,058
    Other current assets                         281,085                 230,340
                                             -----------             -----------

Total current assets                           2,833,169               2,606,721
                                             -----------             -----------

Property and equipment-net                       474,296                 163,858
                                             -----------             -----------
Other assets:
    Deferred tax benefit                         988,651                 988,651
    Security deposits                             74,044                  67,768
                                             -----------             -----------

Total other assets                             1,062,695               1,056,419
                                             -----------             -----------

Total assets                                 $ 4,370,160             $ 3,826,998
                                             ===========             ===========

Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
    Note payable                             $    51,648             $    10,503
    Related party loans                           43,530                  43,530
    Accounts payable - trade                     582,974                 469,882
    Other current liabilities                    487,209                 538,328
    Unsecured claims payable (Chapter 11
      settlement) current                         48,491                  48,491
                                             -----------             -----------

Total current liabilities                      1,213,852               1,110,734
Note payable - noncurrent                        324,615                  77,837
Related party loans - noncurrent                 218,970                 218,970
Unsecured claims payable (Chapter 11
settlement) - noncurrent                         153,372                 201,505
                                             -----------             -----------
Total liabilities                              1,910,809               1,609,046
                                             -----------             -----------
 Commitments and contingencies

Stockholders' equity:
    Common stock                                 163,659                 155,659
    Capital in excess of par                   4,613,638               4,421,637
    Deficit                                   (2,317,946)             (2,359,344)
                                             -----------             -----------

Total stockholders' equity                     2,459,351               2,217,952
                                             -----------             -----------

Total liabilities and stockholders' equity   $ 4,370,160             $ 3,826,998
                                             ===========             ===========

The accompanying footnotes are an integral part of these statements.

                                   (Unaudited)

                         BOONTON ELECTRONICS CORPORATION
                         -------------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

                                                        For the Nine Months Ended
                                                     June 30, 1997     June 30, 1996
                                                     -------------     -------------

Net sales                                             $ 5,403,070      $ 4,601,618
Cost of goods sold                                      3,046,285        2,387,528
                                                      -----------      -----------
Gross income                                            2,356,785        2,214,090
                                                      -----------      -----------
Operating expenses:
  Commissions                                             526,436          490,134
  Research and development                                538,137          667,592
  Other operating expenses                              1,189,298        1,117,670
                                                      -----------      -----------
Total operating expenses                                2,253,871        2,275,396
                                                      -----------      -----------

Income/(loss) from operations                             102,914          (61,306)
                                                      -----------      -----------
Interest expense                                           34,329           18,660
Other expense                                              27,186           58,547
                                                      -----------      -----------
Total other expenses                                       61,515           77,207
                                                      -----------      -----------

Income/(loss) before provision for income taxes            41,399         (138,513)

Provision for income taxes                                   --               --
                                                      -----------      -----------
Income/(loss) before extraordinary item                    41,399         (138,513)
Extraordinary item                                           --            151,344
                                                      -----------      -----------
Net income/(loss)                                          41,399         (289,857)
Stockholders' equity - beginning                        2,217,952        2,667,537
Stock options exercised                                      --             36,656
Common stock sold                                         200,000          563,438
                                                      -----------      -----------
Stockholders' equity  - ending                        $ 2,459,351      $ 2,977,774
                                                      ===========      ===========
Weighted average number of shares
  outstanding                                           1,616,365        1,428,545
                                                      ===========      ===========
Earnings/(loss) per share:
  Before extraordinary item                           $      0.03      $     (0.10)

  Extraordinary item                                         --              (0.11)
                                                      -----------      -----------
  Net                                                 $      0.03      $     (0.21)
                                                      ===========      ===========

The accompanying footnotes are an integral part of these statements.

                                   (Unaudited)

                         BOONTON ELECTRONICS CORPORATION
                         -------------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

                                                       For The Three Months Ended
                                                     June 30, 1997   June 30, 1996
                                                       -----------    -----------

Net sales                                              $ 1,798,348    $ 1,410,126
Costs of goods sold                                      1,054,173        765,589
                                                       -----------    -----------

Gross income                                               744,175        644,537
                                                       -----------    -----------
Operating expenses:
  Commissions                                              146,225        150,612
  Research and development                                 176,190        238,300
  Other operating expenses                                 413,670        384,026
                                                       -----------    -----------

Total operating expenses                                   736,085        772,938
                                                       -----------    -----------

Income/(loss) from operations                                8,090       (128,401)
                                                       -----------    -----------
Interest expense                                            14,683          8,941
Other expense                                                8,589          6,198
                                                       -----------    -----------
Total other expenses                                        23,272         15,139
                                                       -----------    -----------
Income/(loss) before provision for income taxes            (15,182)      (143,540)
Provisions for income taxes                                   --             --
                                                       -----------    -----------
Income/(loss) before extraordinary item                    (15,182)      (143,540)
Extraordinary item                                            --          151,344
                                                       -----------    -----------

Net income/(loss)                                          (15,182)      (294,884)
Stockholders' equity - beginning                         2,474,533      3,251,408
Stock options exercised                                       --           21,250
                                                       -----------    -----------

Stockholders' equity - ending                          $ 2,459,351    $ 2,977,774
                                                       ===========    ===========

Weighted average number of common shares outstanding
                                                         1,636,585      1,537,244
                                                       ===========    ===========

Earnings/(loss) per share
  Before extraordinary item                            $     (0.01)   $    (0.09)
                                                              --           (0.10)
                                                       -----------    -----------
  Extraordinary item

Net                                                    $     (0.01)   $     (0.19)
                                                       ===========    ===========

The accompanying footnotes are an integral part of these statements.

                                   (Unaudited)

                         BOONTON ELECTRONICS CORPORATION
                         -------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                      ------------------------------------

                                                        For the Nine Months Ended
                                                     June 30, 1997     June 30, 1996
                                                     -------------     --------------
Cash provided/(used) by operations:
Net income/(loss)                                      $  41,399          $(289,857)
Adjustments to reconcile net income:
    Depreciation & amortization                           32,013             13,824
    Other                                                   --                 --
Decrease/(increase) in current assets:
    Accounts receivable                                  (69,151)           114,947
    Inventories                                          (75,361)          (134,342)
    Other current assets                                 (50,745)            98,241
Increase/(decrease) in current liabilities:
    Accounts payable                                     113,092             38,647
    Chapter 11 settlement - current                      (48,133)           (97,253)
    Accrued liabilities                                  (51,119)            (7,270)
                                                        --------           --------

Net cash provided/(used) by operations                  (108,005)          (263,063)
                                                        --------           --------

Cash flows from investing activities:
    Purchase of equipment                               (342,451)           (85,903)
    Other                                                 (6,276)              --
                                                        --------           --------

Net cash (used) by investing activities                 (348,727)           (85,903)
                                                        --------           --------

Cash flows from financing activities:
    Increase notes payable                               317,038               --
    Payments on loans                                    (29,115)           (97,765)
    Proceeds from sale of stock                          200,000            563,438
    Proceeds from options exercised                         --               36,656
                                                        --------           --------

Net cash provided/(used) by financing activities         487,923            502,329
                                                        --------           --------

Increase/(decrease) in cash and cash equivalents          31,191            153,363
Cash and cash equivalents at beginning of period         113,041            146,568
                                                        --------           --------

Cash and cash equivalents at end of period             $ 144,232          $ 299,931
                                                       =========          =========

The accompanying footnotes are an integral part of these statements.

                                   (Unaudited)
                 BOONTON ELECTRONICS CORPORATION & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1997

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

                                   (Unaudited)
                 BOONTON ELECTRONICS CORPORATION & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1997

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

                                   (Unaudited)
                 BOONTON ELECTRONICS CORPORATION & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1997

                  Pre-petition liabilities in accordance with the November 15, 1994 confirmed plan of reorganization were compromised of the following:

Accounts payable                                                             $   702,233
Accrued expenses:
     Commissions payable                                                         126,370
     Vacation pay                                                                 96,250
     Severance pay                                                                25,108
     Other                                                                        78,282
                                                                            ------------
          Total September 30, 1994                                             1,028,243

Court authorized payments/adjustments                                            (75,073)
                                                                            ------------
Balance subject to settlement                                                    953,170
Amount discharged to date                                                        751,307
                                                                            ------------

Balance of Chapter 11 settlement - June 30, 1997                             $   201,863
                                                                            ============

NOTE 3 - INVENTORIES:

                                                                 June 30,   September 30,
                                                                     1997           1996
                                                              -----------   ------------
Raw material                                                  $   661,715    $   468,619
Work in process                                                   579,262        688,273
Finished Goods                                                     45,324         54,048
                                                              -----------   ------------
Total                                                         $ 1,286,301    $ 1,210,940
                                                              ===========   ============


NOTE 4 - PROPERTY, PLANT AND EQUIPMENT:

                                                                 June 30,   September 30,
                                                                     1997           1996
                                                              -----------   ------------
Leasehold improvements                                        $    61,054    $    61,054
Machinery and equipment                                         1,802,275      1,512,488
Office furniture and fixtures                                     497,623        444,959
Transportation equipment                                           13,188         13,188
                                                              -----------   ------------
      Total                                                     2,374,140      2,031,689
Less: Accumulated depreciation and amortization                 1,899,844      1,867,831
                                                              -----------   ------------
      Net depreciated cost                                    $   474,296    $   163,858
                                                              ===========   ============

                                   (Unaudited)
                 BOONTON ELECTRONICS CORPORATION & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1997



NOTE 5 - RESULTS OF OPERATIONS:

         The Company has incurred losses from operations during the last three fiscal years. Management does not expect this to continue based on its operating plan for fiscal 1997 which anticipates a 19% increase in revenue. The 1997 nine month revenues were approximately $5.4 million which supports, on an annualized basis, the expected increase in revenues. The military contracts awarded in fiscal 1996, which will total $1.7 million in revenues upon completion, contributed $895,842 to the nine month 1997 revenues. The Company's backlog as of June 30, 1997 was $1,192,300 and included $138,915 for the military contracts.

NOTE 6 - NOTES PAYABLE:

                                               June 30,       September 30,
                                                 1997              1996
                                             -----------       -----------
A.    Board of Directors: Notes,
      subordinated to NJEDA loan,
      dated February 6, 1995, payable
      in monthly installments of
      $5,449 including interest at 9%
      per annum through September 30,
      2001:                                  $   262,500       $   262,500
      Less current portion                        43,530            43,530
                                             -----------       -----------
      Noncurrent portion                     $   218,970       $   218,970
                                             ===========       ===========


                                               June 30,       September 30,
                                                 1997              1996
                                             -----------       -----------
B.    New Jersey Economic Development
      Authority: Note, dated July 31,
      1996, payable in monthly
      installments of $6,317 including
      interest at 6.75% per annum
      through June 30, 2003:                 $   376,263       $    88,340
      Less current portion                        51,648            10,503
                                             -----------       -----------
      Noncurrent portion                     $   324,615       $    77,837
                                             ===========       ===========
[/TABLE]

                                   (Unaudited)
                 BOONTON ELECTRONICS CORPORATION & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1997

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

                                                     Option
                                                     ------
                                 Price per share              Number of shares
                                 ---------------              ----------------
Shares under option at
    September 30, 1993                $3.00                           53,500
    Expired                            3.00                           (3,500)
                                                                    --------

Shares under option at
    September 30, 1994                 3.00                           50,000
    Granted                           $1.0625                        130,000

                                   (Unaudited)
                 BOONTON ELECTRONICS CORPORATION & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1997

                                             Price per share     Number of shares
                                             ---------------     ----------------
   Exercised                                     $1.0625               (30,000)
   Expired                                       $1.0625               (18,750)
   Expired/surrender                             $3.00                 (50,000)
                                                                        ------

Shares under option at September 30, 1995        $1.0625                81,250
   Exercised                                     $1.0625               (34,500)
   Expired                                       $1.0625                  (250)
                                                                        ------
Shares under option at September 30, 1996        $1.0625                46,500
                                                                        ======


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

                                   (Unaudited)
                 BOONTON ELECTRONICS CORPORATION & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1997

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

           B.  Income Tax Contingencies:
           The Company's income tax returns through the fiscal year ended September 30, 1992 have been accepted as filed or are barred from further assessment.


NOTE 9 - COMMON STOCK:


                                                     June 30,        September 30,
                                                       1997              1996
                                                     --------        -------------
    Common Stock:
        $.10 par value, authorized  5,000,000
        shares, issued and outstanding 1,636,585
        shares and issued 1,556,585 shares.          $163,659          $155,659
                                                     ========          ========

           On December 9, 1996, G.E.M. USA, Inc. (GEM) purchased 80,000 shares of the Company's common stock for $200,000 at two dollars and fifty cents ($2.50) a share U.S. These shares were purchased in accordance with the terms of a definitive Stock Purchase Agreement executed by and between the Company and GEM on October 21, 1996. The Agreement provided an option to GEM to purchase an additional 443,700 shares for $1,437,588 at three dollars and twenty-four cents ($3.24) a share U.S. The option expired on June 9, 1997. Refer to "Management Discussion and Analysis" for further information on GEM's continued interest in investing in the Company. GEM's total investment to date equals $763,437.50 for 260,300 shares of the common stock.

                                   (Unaudited)
                 BOONTON ELECTRONICS CORPORATION & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1997

NOTE 10 - INCOME TAXES:

           The components of the deferred tax asset are:

                                           June 30,             September 30,
                                             1997                   1996
                                          ----------             ----------
Net operating loss carryforwards          $3,799,877             $3,799,877
 Less: Valuation allowance                (2,730,168)            (2,730,168)
                                          ----------             ----------
     Net deferred tax asset               $1,069,709             $1,069,709
                                          ==========             ==========

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

           The following is a reconciliation of income taxes at the federal statutory rate:

                                                     June 30,
                                           ---------------------------
                                               1997           1996
                                           ----------       ----------
Computed income taxes at statutory rate    $   14,076       $    1,709
Recognition of net operating loss             (14,076)          (1,709)
                                           ----------       ----------
        Expense (Benefit)                  $       --       $       --
                                           ==========       ==========

                                   (Unaudited)
                 BOONTON ELECTRONICS CORPORATION & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1997

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

A.       The Company's export sales were as follows:

            Nine months ended                               % of
                 June 30,             Amount              Total Sales
                 --------             ------              -----------
            1997                    $1,599,665               30%
            1996                    $2,003,375               44%

B.       Customers sales to domestic government agencies were as as follows:

            Nine months ended                               % of
                 June 30,             Amount              Total Sales
                 --------             ------              -----------

            1997                    $1,285,374               24%
            1996                    $  298,342                7%

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF INCOME STATEMENTS

                         NINE MONTHS ENDED JUNE 30, 1997

         Sales for the nine months ended June 30, 1997 were $801,452 above the prior year. The increase was due to an increase in sales to U.S. government agencies of $987,032 and an increase in other domestic sales of $218,130, coupled with a decrease in export sales of $403,710. Gross income increased by $142,695 over the prior year, but decreased to 44% of sales from 48% of sales in the prior year. The decrease in gross income as a percentage of sales was attributable to the increased government revenues which carry a lower gross margin. Commission expense increased by $36,302 over the prior year due to the increased sales volume, but decreased to 9.7% of sales versus a prior year's 10.7% of sales. The other categories of operating expense decreased in total by $57,827 below the prior year. Income from operations of $102,914 was an increase of $164,220 over the prior year's loss from operations. Net income increased by $331,256 over the prior year. The increase in net income was attributable to not having an extraordinary charge of $151,344 in the current period coupled with improved operating results associated with the increase in sales volume.

         Management continues to address the need to further improve the company's operating results and during the third fiscal quarter reduced the work force to 49 employees from a total of 58. These staff reductions occurred in manufacturing direct and overhead departments, and in the sales department. Additionally, the company has agreed to sublet a portion of its facility to another company owned by G.E.M. USA, Inc. to reduce the company's overhead costs. A shared facilities agreement has been signed that will result in the company receiving approximately $250,000 to $295,000 per year during the life of the agreement which commences October 1, 1997.

         The June 30, 1997 inventory balance was $1,286,301 which was an increase of $75,361 over the balance at September 30, 1996. The increase was for raw materials purchased to complete orders on hand. Both work-in-process and finished goods decreased. Trade receivables were $1,040,943 at June 30, 1997 versus $971,342 at September 30, 1996. The current ratio at June 30, 1997 was essentially the same as it was at September 30, 1996; 2.33 versus 2.34.

         On June 30, 1997, the company agreed to enter into a new option agreement with G.E.M. USA, Inc. (GEM). As reported on Form 8-K, filed July 7, 1997, the new Subscription and Option Agreement shall be for two years and will give GEM an option to purchase 435, 984 shares of the company's common stock at an option price of $3.24 per share. GEM shall pay the company $25,000 for this option and shall simultaneously purchase 7,716 shares of the Company's common stock for an additional $25,000, or $3.24 a share.

REPORTS ON FORM 8-K:
--------------------

         During the nine months ended June 30, 1997, reports on Form 8-K were filed, on January 7, 1997 and July 7, 1997, which reported information for "Item
5. Other Events".

SIGNATURES
----------

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   BOONTON ELECTRONICS CORPORATION



                                   By /s/ Yves Guyomar
                                     ------------------------------------
                                          Yves Guyomar, President and Chief
                                          Executive Officer
                                          Date: August 14, 1997




                                   By /s/ John E. Titterton
                                     ------------------------------------
                                          John E. Titterton,
                                          Vice President Finance,
                                          Secretary/Treasurer
                                          Date: August 14, 1997


August 14, 1997

                             INDEX TO EXHIBIT FILED
                     IN THE QUARTERLY REPORT ON FORM 10-QSB
                     FOR THE NINE MONTHS ENDED JUNE 30, 1997



Exhibit No.                                                        Page
-----------                                                        ----
    27            Financial Data Sheet                              18