Form 10KSB
period 1997-09-30
BOONTON ELECTRONICS CORP
filed 1998-01-12
CIK 13191

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                           THE SECURITIES ACT OF 1934

                  For the fiscal year ended September 30, 1997
                         Commission File Number 2-17411

                         BOONTON ELECTRONICS CORPORATION

                            A New Jersey corporation
                   IRS Employer Identification No. 22-1543137

                                Mailing Address:
                   25 Eastmans Road, Parsippany, NJ 07054-0465
                                 (973) 386 9696

                    Securities registered under Section 12(b)
                            of the Exchange Act: None

                    Securitiesregistered under Section 12(q)
                              of the Exchange Act:
                     Common Stock, par value $.10 per share


Check whether the Company (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Company's net revenues for the year ended September 30, 1997 were $7,209,057.

The aggregate market value of the voting stock held by nonaffiliates of the Company on December 2, 1997 was $838,157.

The number of shares outstanding of the Company's Common Stock, par value $.10 on share on December 2, 1997 was 1,644,301.

Portions of the 1997 Annual Report of Company are incorporated in Parts I,II and III of this From 10-KSB. This report consists of 60 consecutively numbered pages. The Exhibit Index appears on page 36.

                         INFORMATION REQUIRED IN REPORT

                                     PART I

Item 1.    Description of Business.
           -----------------------
    (a)    Business Development.
           ---------------------
           The Company is a New Jersey corporation organized in 1947. On September 7, 1993 the Company and its subsidiaries, Boonton International Sales Corporation and Integra, Inc., filed separate, voluntary petitions for reorganization under Chapter 11 of Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of New Jersey. On August 4, 1994 the Company filed a consensual Plan of Reorganization with the bankruptcy court and an Order Confirming Debtors' Plan of Reorganization was entered on November 15, 1994.

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

           (2) The Company markets and distributes its products throughout the United States and abroad through some 15 domestic sales representatives and 24 foreign distributors. Representatives sell on a commission basis, while distributors buy products for resale at discounted ex-factory prices. Its representatives and distributors also handle the products of other manufactures, although these are not generally competitive with the Company's products except that some items handled by foreign distributors may be somewhat competitive.

           (3) Not applicable.

           (4)The Company is in competition with many other manufacturers, several of which are substantially larger than the Company and have far larger professional staffs and far greater financial and technical resources. Of these, Hewlett-Packard is believe to account for approximately 60% of the domestic market and, together with other larger companies (including Tektronix, Fluke, Giga-tronics, and Keithley Instruments in the United States, and Phillips, Marconi Instruments, Mitsubishi and Anritsu abroad) accounts for approximately 90% of the worldwide market in electronic instrumentation.

           (5) The Company obtains raw materials from a variety of sources. Neither the sources nor the availability of essential raw materials are considered to play any significant part in the Company's business.

           (6) During this fiscal year approximately 21% of the Company's sales were made to the United States Government and agencies thereof. The Company believes that an additional substantial portion of purchases made by its non-Governmental customers are related to the filling of orders placed with such customers by the United States Government and agencies thereof. The Company is not able to determine the percentage of sales associated with purchases from non-Governmental customers that are related to the filling of orders placed by the United States Government and agencies thereof.

           (7) The trademark "Boonton" was registered in the United States Patent and Trademark Office on February 18, 1997 (Reg. No. 2,038,515). The Company does not have any other patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts.

           (8) Not applicable.

           (9)Under established United States Government contract procedures, substantially all of the Company's Government contracts are subject to cancellation, in which case the Company would be entitled to recover its costs incurred to the date of cancellation plus a reasonable profit thereon. The cancellation costs and a reasonable profit are determined in accordance with standard Government accounting practices.

           (10) During the fiscal year ended September 30, 1997, the Company spent approximately $735,528 on company-sponsored research and development activities. The Company spent approximately $921,927 on such activities during the fiscal year ended September 30, 1996. The Company does not currently have any customer-sponsored research and development activities.

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

                  The Company and the NJDEP have agreed upon a plan to correct ground water contamination at the site, located in the Township of Parsippany-Troy Hills, pursuant to which wells have been installed at an estimated cost to the Company of $300,000. The plan contemplates that the wells will be operated and that soil and water samples will be taken and analyzed until such time (which the Company is unable to predict) as contamination levels satisfactory to the NJDEP are attained. Operating expenditures incurred by the Company during the fiscal year ended September 30, 1997 in connection with the site amounted to approximately $43,173. The Company estimates that operating expenditures in this regard during the current fiscal year, including the costs of operating the wells and taking and analyzing soil and water samples, will amount to approximately $52,000. (12) As of September 30, 1997 the Company had 48 full time employees.

Item 2.    Description of Property.
           ------------------------
           (a) On September 28, 1994, the Company sold its facility in Randolph, New Jersey to NTV Realty, Inc. The proceeds of the sale of the land and building, $2,300,000, were immediately transferred to United Jersey Bank in accordance with the Company's Plan of Reorganization. The Company entered into a lease agreement, effective October 1, 1994, with 25 Eastmans Road Associates, Ltd. to lease approximately 30, 000 square feet of a facility located in Hanover Township, New Jersey. The term of the lease agreement is for seven years beginning on October 1, 1994 and ending on September 30, 2001. The lease also contains an option to extend the term of the lease by five years.

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

           (b) Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders.
           ----------------------------------------------------
           Not applicable.

                                     PART II

Item 5.    Market for the Company's Common Equity and Related Stockholder
           Matters.
           --------------------------------------------------------------
    (a)    Market Information.
           -------------------
           (1) The Company's common stock is traded (symbol "BOON") on the OTC Bulletin Board. The following is the range of high and low bid information for the Company's common stock for each quarterly period within the two most recent fiscal years. These prices represent inter-dealer quotations, do not include markups, markdowns or commissions, and do not necessarily represent actual transactions.

              FOR THE QUARTER ENDED            HIGH              LOW
              ---------------------            ----              ---
                     12/31/95                  3                 1 5/8
                     3/31/96                   3                 2 1/8
                     6/30/96                   2 7/16            1 13/16
                     9/30/96                   2                 1 1/2
                     12/31/96                  1 5/8             1 1/4
                     3/31/97                   1 3/8             1 1/8
                     6/30/97                   1 7/16            1 1/16
                     9/30/97                   1 1/4             1 1/8

           (2) Not applicable.
    (b)    Holder.
           -------
           There were 669 record holders of the Company's common stock as of December 9, 1997.
    (c)    Dividends.
           ----------
           (1) There were no cash dividends declared on the Company's common stock for the fiscal years ended September 30, 1997 and 1996.
           (2) Not applicable.

Item 6.    Management's Discussion and Analysis.
           -------------------------------------
    (a)    Results of Operations.
           ----------------------
           (i)  1997 versus 1996
                ----------------
                Net sales of $7,209,057 for the fiscal year 1997 were $1,170,721 or 19.4% above the prior year. Domestic sales increased $1,400,296 which reflected a recovery from the overall industry decline experienced in fiscal 1996 an included with an increase of $607,603 in military contract revenues which resulted from the major Air Force contracts awarded in August 1997. International sales declined by $229,575 from the prior year as a result of economic difficulties in Europe.

         The company had a gross income of $3,068,958 or 42.6% of sales. Commission expense decreased to 9.9% sales versus 10.6% of sales for the prior year due to the increased military contract revenues which carry a lower commission rate. There was a profit from operations of $71,845 versus a loss from operations of $448,315 for the prior year. During the year management continued to take steps to reduce operating costs. With the exception of commission expense all other categories of operating expense decreased in total by $156,276 when compared to fiscal 1996.

         Other expenses increased to $40,501 in fiscal 1997 versus $25,886 in fiscal 1996. The increase was primarily due to increased interest expense associated with the increased borrowings pursuant to the New Jersey Economic Development Authority (NJEDA) direct loan. The company borrowed an additional $394,071 under the NJEDA loan during the fiscal year, however, it should be noted that no further borrowings shall occur subsequent to July 31, 1997. There was a $51,660 gain realized from the sale of assets which resulted from the Company's sale of all of machine shop equipment. The machine shop department was eliminated during the fiscal year with all machined parts now being purchased from outside sources.

         The profit before taxes and special charges was $31,344 versus a prior year loss of $474,201. There were no taxes or special charges during the fiscal year resulting in a net income of $31,344 or $0.02 earnings per share versus a prior year net loss of $1,049,679 or $0.72 loss per share.

         Accounts receivable increased to $1,051,887 from the prior year end balance of $971,342, however, the average collection period declined to 51.2 days from the prior year's 59.9 days. Inventories increased to $1,306,115 from a $1,210,940 prior year balance. It should be noted that $51,820 of the increase in inventories was associated with the capitalization of demonstrator equipment. The average production inventory turnover increased to 3.4 times as compared to a prior year's 2.8 times. The current ratio was 2.2 to 1 versus a prior year's
2.3 to 1. The working capital at year end was $1,603,146 versus the prior year's $1,495,987. The Company's order backlog at September 30, 1997 was $1,176,115 as compared to its backlog at September 30, 1996 which was $1,362,193.

         It is important to note that after six years of losses the Company reported a profit before taxes and special charges of $31,344 for the fiscal year ended September 30, 1997. The Company attained its goal of $7.2 million in revenues for the fiscal year and management expects to match or exceed that level of revenues in fiscal year 1998. Also the Company, in August 1997, was notified of an military contract award for the Marines that upon completion should total approximately $1 million in revenues.

         (ii) 1996 versus 1995
              ----------------

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

         Accounts receivable decreased to $971,342 from a prior years $1,011,980 and the average collection period increased to 59.9 days from 53.8 days for the prior year. Inventory of $1,210,940 was comparable to the prior year. The average inventory turnover decreased, due to the reduced sales volume, to 2.8 versus a prior years 3.6. The current ratio was 2.3 to 1 versus a prior years
3.0 to 1. Working capital declined to $1,495,987 versus a prior years $1,827,718. The decline in working capital was due primarily to the accrued environmental costs for the work to be performed in fiscal 1997, reduction of deferred tax assets and increased accounts payable balances. The Company's backlog at September 30, 1997 was $1,362,193 which included $512,000 for the military contracts.

         The Company has prepared an operating plan for fiscal 1997 which anticipates a 19% increase in revenue and a net income of approximately $200,000. The 1997 first quarter revenues were approximately $1.8 million which supports, on an annualized basis, the expected increase in revenues. The military contracts awarded in fiscal 1996 contributed approximately $265,000 to the first quarter 1997 revenues. The Company's backlog as of December 31, 1996 was $1,296,718 which included an additional $546,000 for the military contracts. An additional $299,000 was released by the Air Force in November 1996 against these contracts.

    (b)  Liquidity and Capital Resources.
         --------------------------------

         The Company's working capital for the fiscal years ended September 30, 1997 and 1996 was $1,603,146 and $1,495,987, respectively.

         Under the conditions set forth in the Plan of Reorganization (see Item 1.(a) above), the Revolving Credit and Loan Agreement, dated August 15, 1990, as amended by Letter Agreement dated May 1, 1992, secured by assets and/or collateral as set forth in such agreement, between the Company and United Jersey Bank was satisfied by payments totaling $3,000,000. The $3,000,000 in payments consist of the following: $2,300,000 from the proceeds the Company realized from the sale of the facility and land in Randolph, New Jersey; $150,000 realized from the sale of excess inventory and assets; $150,000 consisting of three $50,000 payments in June, July and August of 1994; and a $400,00 note payable, at 8% interest, payable in $25,000 monthly installments of principal and interest commencing September 1994 and continuing until January 1996. As of January 1996, the commitment to United Jersey Bank was completed. The third payment to the unsecured creditors was made in October 1997. The Company expects to finance the $153,372 balance due unsecured creditors from operations in fiscal 1998.

         On February 6, 1995, The Board of Directors loaned $300,000 at 14% interest per annum to the Company. Initially these loans were to be repaid by April 1995 however due to the Company's need to maintain the use of the proceeds from these loans repayment was waived. Effective September 1, 1995, the interest rate for these loans was reduced to 9% per annum. Repayment of these loans is now covered by a Subordination Agreement by and between the Directors and the New Jersey Economic Development Authority (NJEDA) in accordance with the terms of a loan the Company has with NJEDA which is discussed below.

         On July 31, 1996, the Company executed a Direct Loan Agreement by and between the Company and the NJEDA. The agreement provided for a direct loan of $500,000 at 6 3/4% per annum. The proceeds of the loan are to be used primarily for the acquisition of capital assets. As of September 30, 1997, the Company had used $484,090 of the loan amount and had repaid principal of $45,361.

         Total debt-to-capital at September 30, 1997 was 83.2% compared to 72.5% the prior year end. During 1998 the Company expects to finance capital spending and working capital requirements with cash provided from operations.

Item 7.  Financial Statements.
         ---------------------

         Reference is made to the financial statements and supplementary data appearing on the pages of this report set forth below.

                                                                  Page(s)
                                                                  -------
Independent Auditors' Report                                        17
Balance Sheet as of September 30, 1997 and 1996                     18
Statements of Operations for the Years
  Ended September 30, 1997, 1996 and 1995                           19
Statements of Changes in Stockholders Equity
  for the Years Ended September 30, 1997, 1996 and  1995            20
Statements for Cash Flows for the Years Ended
  September 30, 1997, 1996 and 1995                                 21
Notes to Financial Statements                                       23

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
         -----------------------------------------------------------------------
         Not applicable.

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

       All of the directors listed below have been engaged for the past five years in the "Principal Occupation" listed below.


                                            Position with Issuer              Period As
Name                       Age              and Principal Occupation          Director
----                       ---              ------------------------          --------

Elected 1997 with terms expiring in 2000:
----------------------------------------
John M. Young              79               Director, retired Vice          1947 - Present
                                            President and Operations
                                            Manager of the Corporation

Abel Sheng                 56               Director, President, Raamco     1996 - Present
                                            International, Inc. and         1991 - 1994
                                            Sidco Investments, Inc.,
                                            Investment companies

Elected 1996 with terms expiring in 1999:
-----------------------------------------
Daniel Auzan               54               Director, Chairman of           1996 - Present
                                            The Board, President
                                            Directeur General,
                                            General  de  Mesure  et  de
                                            Maintenance   Electronique,
                                            S.A.

Otto H. York               87               Director, Vice Chairman         1969 - Present
                                            Of the Board, President,
                                            York Resources, Inc.

Elected 1995 with terms expiring in 1998:
-----------------------------------------
Jack Frucht                83               Director; retired Chairman      1947 - Present
                                            of the Board and Chief Exe-
                                            cutive Officer of the Corporation

Ronald T. DeBlis           73               Director; retired Dun &         1981 - Present
                                            Bradstreet

Appointed 1997 with term expiring in 1998:
------------------------------------------

Yves Guyomar               60               Director, President and         1997 - Present
                                            CEO of the Corporation

================================================================================
       Listed below are the names and ages of the executive officers of the Company and the period during which they have served as such. Each such officer generally serves for a term of one year at the pleasure of the Board of Directors. The selection of none of the officers is the subject of any arrangement or understanding between such officer and any other person or persons, except the directors and officers of the Company acting solely in that capacity.
                            Position with Issuer                Period As
Name                Age     and Principal Occupation            Officer
----                ---     ------------------------            -------

Yves Guyomar        60      President and Chief Executive       1997 - Present
                            Officer

John E. Titterton   48      Vice President Finance and          1986 - Present
                            Secretary/Treasurer

================================================================================
       Mr. Guyomar is employed as President and CEO of the Company for a period expiring April 15, 1999 pursuant to an agreement that provides for an annual salary of $140,000. This agreement provides that if Mr. Guyomar's employment is terminated by the Company during the term of the agreement other than for "cause" (as defined in the agreement) the Company will continue to pay his salary through the end of the term.

       Mr. Guyomar was a member of the Board of Directors and Sales and Marketing Director of General Electronique, Brive, France in 1996. Previously from 1982 to 1995 he was General Manager of the Technique and Industrial Center for TRT, a subsidiary of Phillips, in Brive. The Technique and Industrial Center had a staff of 1,000 employees which included 100 engineers and technicians in Research and Development. The center specialized in Radio Frequency equipment for military applications and in microwave link for public and private communication. Mr. Guyomar, from the University of Lille, Lille, France, holds a Diploma of Engineering in electronics and microwave. He was appointed President and CEO by the Board of Directors in April 1997.

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

Item 10.  EXECUTIVE COMPENSATION.
          ----------------------
     (a)  EXECUTIVE COMPENSATION:
          ----------------------
          The following table sets forth, for the fiscal years indicated, all compensation awarded to, earned by or paid to the Chief Executive Officer ("CEO") of the Company. There were no executive officers of the Company other than the CEO whose compensation exceeded $100,000 with respect to the fiscal years ended September 30, 1997, 1996, 1995.


                                            Summary Compensation Table

                                                                             Long-Term
Name and                   Annual              Compensation                 Compensation     All other
Principal Position         Year     Salary         Bonus         Other         Awards      Compensation
------------------         ----     ------         -----         -----         ------      ------------

Yves L. Guyomar            1997    $105,000          N/A          N/A           N/A              N/A
  President & CEO
Ronald T. DeBlis           1996     N/A              N/A          N/A           N/A              N/A
  President & CEO
Otto H. York               1996     N/A              N/A          N/A           N/A              N/A
  President & CEO
Holmes Bailey              1996    $ 72,962          N/A          N/A           N/A           $32,308
  President & CEO
Holmes Bailey              1995    $140,000          N/A          N/A           N/A           $13,124
  President & CEO

Note: Pre-requisites and other personal benefits, securities or property to each officer did not exceed either $50,000 or 10% of such executives salary and bonus

       (b)  Board of Directors Compensation:
            -------------------------------
       Those Directors of the Company who are not salaried officers (Messrs. Auzan, DeBlis, Frucht, Sheng, York and Young) are paid Directors' fees at the rate of $10,000 per year, in quarterly installments, plus $500 per scheduled meeting of the Board or any committee. The Board has, by resolution, agreed to be paid fifty percent (50%) of their fees for fiscal year 1997 and 1996 respectively.

       (c)  Aggregated Fiscal Year-End Option Values:
            ----------------------------------------
       Not applicable.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         --------------------------------------------------------------

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

                                    Number of Shares
                                    Beneficially Owned         Percentage
Beneficial Owner                    on December 9, 1997       of Ownership
--------------------------------------------------------------------------------
Daniel Auzan (Director)                      *
c/o General Electronique SA
ZI de Bracheux
16 rue Joseph Cugnot
60000 Beauvais
France

Ronald T. DeBlis (Director)                 63,648               3.87%
37 Farmstead Road
Short Hills, NJ  07087

Jack Frucht (Director)                      36,782               2.24%
380 Mountain Road, Apt. #512
Union City, NJ  07087

Otto H. York (Director)                    181,087              11.01%
130 Hempstead Court
Madison, NJ  07940

John M. Young (Director)                   130,606**             7.94%
9749 Maplecrest Circle, S.E.
Lehigh Acres, FL 33936

G.E.M. USA, Inc.                           268,016              16.30%

Sidco Investment, Inc.                     151,304               9.20%

Holmes Bailey                              212,500              12.92%
280 The Orchard at Heath Village
Schooleys Mt. Road
Hackettstown, NJ 07840-4031

All directors and officers                 844,043***           50.94%
as a group (8 persons)

--------------------------------------------------------------------------------
    * Mr. Auzan is the indirect beneficial owner of the shares owned by G.E.M. USA, Inc.
    ** Includes 6,000 shares owned by his wife, to which Mr. Young is claims beneficial ownership.
    *** Includes 12, 500 shares which may be acquired on exercise of outstanding options.
--------------------------------------------------------------------------------

Item 12. Certain Relationships and Related Transactions.
         ----------------------------------------------
         None.

Item 13.     Exhibits and Reports on Form 8-K.
             ---------------------------------
             Exhibits: (See Page 36 for Index to Exhibits filed in the Annual Report on Form 10-KSB for the year ended September 30, 1997.)

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

              10.2 Report on Form 8-K dated December 23, 1994 for "Other Events", "order Confirming Debtors' Plan of Reorganization", effective November 15, 1994. Filed as an Exhibit in the Annual Report on Form 10-KSB for the year ended September 30, 1994, and incorporated herein by reference.

              10.3 Lease Agreement with Eastmans Road Associates, Ltd. Effective October 1, 1994. Filed as an Exhibit in the Annual Report on Form 10-KSB for the year ended September 30, 1994, and incorporated herein by reference.

              10.4 Employment Agreement with Holmes Bailey dated January 1, 1995. Filed as an Exhibit in the Annual Report on Form 10-KSB for the year ended September 30, 1995, and incorporated herein by reference.

              10.5 Report on Form 8-K dated September 27, 1995 for "Other Events", "Letter of Intent", effective September 25, 1995. Filed as an Exhibit in the Annual Report on Form 10-KSB for the year ended September 30, 1995, and incorporated herein by reference.

              10.6 Report on Form 8-K dated December 15, 1995 for "Other Events", "Letter of Intent", effective December 5, 1995. Filed as an Exhibit in the Annual Report on Form 10-KSB for the year ended September 30, 1996, and incorporated herein by reference.

              10.7 Report on Form 8-K dated February 26, 1996 for "Other Events", "Purchase of Treasury Stock", effective February 23, 1996. Filed as an Exhibit in the Annual Report on Form 10-KSB for the year ended September 30, 1996, and incorporated herein by reference.

              10.8 Report on Form 8-K dated March 18, 1996 for "Other Events", "Purchase of Treasury Stock", effective March 7, 1996. Filed as an Exhibit in the Annual Report on Form 10-KSB for the year ended September 30, 1996, and incorporated herein by reference.

              10.9 Report on Form 8-K dated January 7, 1997 for "Other Events", "Purchase of Stock", effective December 9, 1996. Filed as an
                    Exhibit in the Annual Report on Form 10-KSB for the year ended September 30, 1996, and incorporated herein by reference.

              10.10 Report on Form 8-K dated June 18,  1997 for "Other  Events",
                    "Purchase  of Stock",  effective  June 9, 1997.  Filed as an
                    Exhibit in the Annual Report on Form 10-KSB for the year ended September 30, 1997.

              10.11 Report of on Form 8-K dated July 7, 1997 for "Other Events",
                    "Purchase of Stock" and "Appointment of President and CEO", effective June 30, 1997. Filed as an Exhibit in the Annual Report on Form 10-KSB for the year ended September 30, 1997.

              10.12 Employment  Agreement with Yves Guyomar  effective  April 16
                    1997. Filed as an Exhibit in the Annual Report on Form 10-KSB for the year ended September 30, 1997.

              10.13 Shared   Manufacturing  and  Facilities   Agreement  between
                    Boonton Electronics Corporation and G.E.M. Illinois, Inc. dated October 1, 1997. Filed as an Exhibit in the Annual Report on Form 10-KSB for the year ended September 30, 1997.

              27.   Financial Data Schedule

Exhibits  (2),(4),  (9), (13),  (16),(18),(19),(21),(22),(23),(24)  and (28), as
defined in Regulation S-B, Item 601, are omitted because they are not applicable.

Exhibit (11) is omitted because the computation can be readily determined from the financial statements in Item 7. Above.

                                   SIGNATURES

             Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         BOONTON ELECTRONICS CORPORATION
                                         -------------------------------
                                                  (Company)

                                         By /s/ YVES GUYOMAR
                                           -----------------------------
                                                Yves Guyomar, President and
                                                Chief Executive Officer
                                                Date: January 9, 1998

       Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                                  Title                              Date
---------                                  -----                              ----

By /s/ RONALD T. DEBLIS               Director                           January 9, 1998
  -----------------------
       Ronald T. DeBlis


By /s/  YVES GUYOMAR                  Director, President and            January 9, 1998
  -----------------------             Chief Executive Officer
        Yves Guyomar                  (principal executive officer)


By /s/ JACK FRUCHT                    Director                           January 9, 1998
  -----------------------
       Jack Frucht


By /s/ OTTO H. YORK                   Director, Vice Chairman            January 9, 1998
  -----------------------             of the Board
       Otto H. York


By /s/ JOHN E. TITTERTON              Secretary and                      January 9, 1998
  -----------------------             Treasurer (principal
       John E. Titterton              financial and accounting
                                      officer)

                           INDEPENDENT AUDITORS REPORT

To the Board of Directors and Shareholders
Boonton Electronics Corporation and Subsidiaries


       We have audited the accompanying Consolidated Balance Sheets of Boonton Electronics Corporation and Subsidiaries as of September 30, 1997, 1996 and 1995, and the related Consolidated Statements of Operations, Changes in Stockholders' Equity and Cash Flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Boonton Electronics Corporation and Subsidiaries as of September 30, 1997, 1996 and 1995, and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.



                                 By /s/ I. WEISMANN ASSOCIATES
                                   ---------------------------------
                                        CERTIFIED PUBLIC ACCOUNTANTS
                                        Morristown, New Jersey

November 7, 1997


                         BOONTON ELECTRONICS CORPORATION
                                 BALANCE SHEETS

                                                                  September 30,
                                                           --------------------------
                                                                1997           1996
                                                           -----------    -----------
ASSETS:
Current assets:
   Cash and cash equivalents                               $   121,620    $   113,041
   Trade receivable (Note 1)                                 1,051,887        971,342
    Inventories (Notes 1 & 3)                                1,306,115      1,210,940
    Deferred tax benefit (Note 10)                              81,058         81,058
    Prepaid expenses                                           333,325        230,340
                                                           -----------    -----------
        Total current assets                                 2,894,005      2,606,721
                                                           -----------    -----------
Property and equipment - net (Notes 1 & 4)                     534,023        163,858
                                                           -----------    -----------
Other assets:
        Deferred tax benefit (Note 10)                         988,651        988,651
        Deposits                                                71,169         67,768
                                                           -----------    -----------
        Total other assets                                   1,059,820      1,056,419
                                                           -----------    -----------
        Total assets                                       $ 4,487,848    $ 3,826,998
                                                           ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
        Note payable (Note 6)                              $    63,379    $    10,503
        Related party loans (Note 6)                            93,530         43,530
        Accounts payable                                       800,931        469,882
        Other current liabilities                              284,528        538,328
        Unsecured claims payable (Chapter 11 settlement)
        - Current (Notes 2)                                     48,491         48,491
                                                           -----------    -----------
        Total current liabilities                            1,290,859      1,110,734
Note payable - noncurrent (Note 6)                             375,351         77,837
Related party loans (Note 6)                                   218,970        218,970
Unsecured claims payable (Chapter 11
  settlement) noncurrent (Note 2)                              153,372        201,505
                                                           -----------    -----------
        Total liabilities                                    2,038,552      1,609,046
                                                           -----------    -----------

Commitments and Contingencies (Note 8)
Stockholders' equity:
        Common stock (Note 9)                                  163,659        155,659
        Capital in excess of par                             4,613,637      4,421,637
        Deficit                                             (2,328,000)    (2,359,344)
                                                           -----------    -----------
        Total stockholders' equity                           2,449,296      2,217,952
                                                           -----------    -----------
        Total liabilities and stockholders' equity         $ 4,487,848    $ 3,826,998
                                                           ===========    ===========

        The accompanying notes are an integral part of these statements.


                               BOONTON CORPORATION
                            STATEMENTS OF OPERATIONS

                                                  YEARS ENDED SEPTEMBER 30,
                                                  -------------------------
                                             1997          1996            1995
                                         -----------    -----------    -----------
Net sales                                $ 7,209,057    $ 6,038,336    $ 6,837,248
Cost of sales                              4,140,099      3,408,580      3,888,763
                                         -----------    -----------    -----------
Gross profit                               3,068,958      2,629,756      2,948,485
                                         -----------    -----------    -----------
Operating expenses:
    Commissions                              715,835        640,517        586,969
    Research and development                 735,528        921,827        783,132
    Other operating expenses               1,545,750      1,515,727      1,415,352
                                         -----------    -----------    -----------
    Total operating expenses               2,997,113      3,078,071      2,785,453
                                         -----------    -----------    -----------
Income/(loss) from operations                 71,845       (448,315)       163,032
                                         -----------    -----------    -----------
Other (income)/expense:
    Interest expense                          47,823         27,709         44,181
    Chapter 11 expense                            --             --         34,037
    Gain on sale of assets                   (51,660)        (1,000)       (21,771)
    Environmental expense                     43,173         51,879         66,539
    Moving expense                                --             --         98,516
    Interest income                           (4,257)       (39,390)        (3,859)
    Other (income)/expense:                    5,422        (13,312)        27,884
                                         -----------    -----------    -----------
      Total other/(income) expense            40,501         25,886        245,527
                                         -----------    -----------    -----------
Income/(loss) before taxes and special
charges                                       31,344       (474,201)       (82,495)
Income taxes/(benefit)                            --        225,073       (316,339)
                                         -----------    -----------    -----------
Income/ (loss) before special charges
                                              31,344       (699,274)       233,844
Special charges (Note 12)                         --       (350,405)            --
                                         -----------    -----------    -----------

Net income/(loss)                        $    31,344    $(1,049,679)   $   233,844
                                         ===========    ===========    ===========
Earnings/(Loss) per common share
(Note 13):
      Earnings/(loss) from
continuing operations                    $       .02    $      (.48)   $       .17
    Special charges                               --           (.24)            --
                                         -----------    -----------    -----------

    Net earnings/(loss)                  $       .02    $      (.72)   $       .17
                                         ===========    ===========    ===========

        The accompanying notes are an integral part of these statements.


                         BOONTON ELECTRONICS CORPORATION
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 YEARS ENDED SEPTEMBER 30, 1997, 1996, AND 1995



                             Common Stock
                             ------------        Additional     Retained       Treasury
                     Number of                    Paid-in       Earnings/     Shares At
                     of Shares      Par Value     Capital       (Deficit)        Cost          Total
                     ----------     ---------   -----------   ------------   ------------   -----------

Balance 9/30/94       1,492,085   $   149,209   $ 4,359,556   $(1,117,342)   $(1,002,729)   $ 2,388,694
Exercise of stock
  options                30,000         3,000        28,875            --             --         31,875
Treasury stock
  reissued                   --            --            --       (57,314)        70,438         13,124
Net income -
  year ended
  9/30/95                    --            --            --       233,844             --        233,844
                    -----------   -----------   -----------   -----------    -----------    -----------

Balance 9/30/95       1,522,085       152,209     4,388,431      (940,812)      (932,291)     2,667,537
Exercise of stock
  options                34,500         3,450        33,206            --             --         36,656
Treasury stock
  reissued                   --            --            --      (368,853)       932,291        563,438
Net (loss) - year
  ended 9/30/96              --            --            --    (1,049,679)            --     (1,049,679)
                    -----------   -----------   -----------   -----------    -----------    -----------
Balance 9/30/96       1,556,585       155,659     4,421,637    (2,359,344)            --      2,217,952
Exercise of stock
  option                 80,000         8,000       192,000            --             --        200,000
Net income -
  year ended
  9/30/97                    --            --            --        31,344             --         31,344
                    -----------   -----------   -----------   -----------    -----------    -----------
Balance 9/30/97       1,636,585   $   163,659   $ 4,613,637   $(2,328,000)   $        --    $ 2,449,296
                    ===========   ===========   ===========   ===========    ===========    ===========



                                  The accompanying notes are an integral part of these statements.


                         BOONTON ELECTRONICS CORPORATION
                            STATEMENTS OF CASH FLOWS


                                                      Years Ended September 30,
                                              -----------------------------------------
                                                  1997          1996            1995
                                              -----------    -----------    -----------
Cash flows from operating activities:
Net income (loss)                             $    31,344    $(1,049,679)   $   233,844
Adjustments to reconcile net income:
     Depreciation and amortization                 60,398         27,335         26,294
     Deferred taxes                                    --        223,873       (316,339)
     (Gain) on sale of equipment                  (51,660)        (1,000)       (21,771)
Decrease (increase) in current assets:
     Accounts receivable                          (80,545)        40,638         (7,616)
     Inventories                                  (95,175)        (7,582)      (251,438)
     Prepaid expenses                            (102,985)        33,230        281,904
Increase (decrease) in current liabilities:
     Accounts payable                             331,049        181,754        159,953
     Accrued expenses                            (253,800)       120,566        (58,320)
     Chapter 11 settlement-current                     --        (53,024)       (10,854)
                                              -----------    -----------    -----------
     Net cash provided (used) by operating
          activities                             (161,374)      (483,889)        35,657
                                              -----------    -----------    -----------
Cash flows from investing activities:
     Proceeds from sale of assets                  51,660          1,000         21,771
     Purchase of equipment                       (430,563)       (89,024)       (71,647)
     Proceeds from cash surrender of life
     insurance policies                                --             --        245,190
     Other                                         (3,401)            --           (421)
                                              -----------    -----------    -----------
     Net cash provided (used) by investing
     activities                               $  (382,304)   $   (88,024)   $   194,893
                                              -----------    -----------    -----------


        The accompanying notes are an integral part of these statements.


                         BOONTON ELECTRONICS CORPORATION
                            STATEMENTS OF CASH FLOWS


                                                          Years ended September 30,
                                                     -----------------------------------
                                                        1997        1996          1995
                                                     ---------    ---------    ---------
Cash flows from financing activities:
Treasury stock reissued                              $      --    $ 932,291    $  70,438
Excess cost of treasury stock reissued                      --     (368,853)     (57,314)
Increase in notes payable                              394,071       90,019           --
Payments on loans                                      (43,681)     (99,444)    (279,902)
Related party borrowings                                50,000           --      300,000
Payments on related party loans                             --           --      (37,500)
Chapter 11 settlement-noncurrent                       (48,133)     (52,283)     (13,771)
Payment of borrowings on life insurance
   policies                                                 --           --     (229,921)
Proceeds from stock options exercised                  200,000       36,656       31,875
                                                     ---------    ---------    ---------
    Net cash provided (used) by financing
      activities                                       552,257      538,386     (216,095)
                                                     ---------    ---------    ---------
Increase (decrease) in cash and cash equivalents
                                                         8,579      (33,527)      14,455
Cash and cash equivalents at beginning
                                                       113,041      146,568      132,113
                                                     ---------    ---------    ---------
Cash and cash equivalents at ending                  $ 121,620    $ 113,041    $ 146,568
                                                     =========    =========    =========

Supplemental disclosures of cash flow information:
     Income taxes paid                               $   1,425    $   1,025    $   7,125
                                                     =========    =========    =========
     Interest paid                                   $  33,575    $  33,082    $  38,808
                                                     =========    =========    =========


        The accompanying notes are an integral part of these statements.

                         BOONTON ELECTRONICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND
         DESCRIPTION OF BUSINESS:

        A. The Company is a New Jersey corporation organized in 1947. The Company designs and produces electronic testing and measuring instruments including power meters, voltmeters and modulation meters. Recent models are microprocessor controlled and are often used in computerized automatic testing systems. The Company's equipment is marketed through the world to commercial and government customers in the electronics industry.

           The Company markets and distributes its products throughout the United States and abroad through some 15 domestic sales representatives and 24 foreign distributors. Representatives sell on a commission basis, while distributors buy products for resale at discounted ex-factory prices. Its representatives and distributors also handle the products of other manufacturers, although these are not generally competitive with the Company's products except that some items handled by foreign distributors may be somewhat competitive.

       B. Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        C. The company accounts for uncollectible accounts under the direct write-off method whereas generally accepted accounting principals require provision for such expenses under the allowance method. The effect of using this method approximates the allowance method as all amounts are deemed to be fully collectible.

        D. Inventories - stated at the lower of cost or market determined by the first-in, first-out (FIFO) method.

        E. Property, plan and equipment - Depreciation and amortization is calculated by the straight-line method for financial reporting purposes at rates based on the following estimated useful lives:

                 Building and improvement                                39
                 Machinery and equipment                               5-10
                 Office furniture and fixtures                         5-10
                 Transportation equipment                                 3

                         BOONTON ELECTRONICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997

           The accelerated cost recovery system and modified accelerated cost recovery system is used for income tax purposes. Cost of major renewals and betterments that extend the life of the property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expenses as incurred.

        F. Financial Risk - The Company regularly maintains bank account balances in excess of FDIC insurable limit.

        G. Income Taxes - The Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" which requires a company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in a Company's financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement carrying amounts and tax basis of assets and liabilities using expected tax rates in effect in the years in which the differences are expected to reverse. The Company recognized the benefit of net operating loss carryforwards applying the valuation allowance which requires that the tax benefit be limited bases on the weight of available evidence and the probability that some portion of the deferred tax asset will be realized.

        H. Financial Instruments - The Company's financial instruments include cash, cash equivalents, trade receivables and payable, long-term debt and loans from related parties for which carrying amounts approximate fair value. It is not practicable to estimate the fair value of related party loans and long-term debt.

        I. Stock-Based Compensation - The Company has elected follow Account Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB25) and related interpretations in accounting for its employee stock options. Under APB25, because the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. Effective October 1, 1997, the Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (Statement 123).

                         BOONTON ELECTRONICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997


NOTE 2 - PROCEEDINGS UNDER CHAPTER:

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

         In accordance with S.A.S. Sections 560.03, the Company has adjusted downward all liability accounts that were affected by the confirmed Plan of Reorganization entered on November 15, 1994. Therefore, the financial statements reflect the maximum liabilities to creditors under the Chapter 11 proceedings and the Plan of Reorganization. The settlement of unsecured claims under the confirmed Plan of Reorganization totaling 35% of allowed claims for accounts payable and accrued expenses provided for the following payments to be made subsequent to November 15, 1994:

         %
        --
        10          From after tax proceeds  from  termination  of the company's pension plan
         5          One year after initial payout
         5          Two years after initial payout
        15          Three years after initial payout

         Pre-petition liabilities in accordance with the November 15, 1994 confirmed plan of reorganization were compromised of the following:

              Accounts payable                    $   702,233
Accrued expenses:
     Commissions payable                              126,370
     Vacation pay                                      96,250
     Severance pay                                     25,108
     Other                                             78,282
                                                  -----------

          Total September 30, 1994                  1,028,243

Court authorized payments/adjustments                 (75,073)
                                                  -----------
Balance subject to settlement                         953,170
Amount discharged and/or paid to date                 751,307
                                                  -----------

Chapter 11 settlement total September 30, 1997    $   201,863
                                                  ===========

                         BOONTON ELECTRONICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997

NOTE 3 - INVENTORIES
                                                                September 30,
                                                                -------------

                                                        1997                        1996
                                                        ----                        ----

Raw material                                     $     639,045               $     468,619
Work in process                                        577,337                     688,273
Finished Goods                                          89,733                      54,048
                                                 -------------               -------------
Total inventories                                $   1,306,115               $  $1,210,940
                                                 =============               =============


NOTE 4 - PROPERTY, PLANT AND EQUIPMENT:
                                                                September 30,
                                                                -------------
                                                        1997                        1996
                                                        ----                        ----

Building and improvements                        $      62,329               $      61,054
Machinery and equipment                              1,657,819                   1,512,488
Office furniture and fixtures                          582,518                     444,959
Transportation equipment                                13,188                      13,188
                                                 -------------               -------------
      Total                                          2,315,854                   2,031,689
Less Accumulated depreciation                        1,781,831                   1,867,831
                                                 -------------               -------------
      Net depreciated cost                       $     534,023               $     163,858
                                                 =============               =============

NOTE 5 - RESULTS OF OPERATIONS:

         It is important to note that after six years of losses the Company reported a profit before taxes and special charges of $31,344 for the fiscal year ended September 30, 1997. The Company attained its goal of $7.2 million in revenues for the fiscal year and management expects to match or exceed that level of revenues in fiscal year 1998. Also the Company, in August 1997, was notified of an military contract award for the Marines that upon completion should total approximately $1 million in revenues.

         The loss in 1996 was partially attributable to the reduced volume but was also impacted by certain costs that were non-recurring in nature. These costs, which represent 46.2% of the loss from operations, were "CE" mark audit fees of $108,525, funds provided for new technology research at the New Jersey Institute of Technology totaling $65,000, and severance expense for the former president of $33,920. Management of the Company instituted steps to reduce operating costs in fiscal 1997 which steps included reductions in wages and payroll taxes due to personnel reductions

                         BOONTON ELECTRONICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997


NOTE 6 - NOTES PAYABLE
                                                            September 30,
                                                            -------------
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
                                                   ===========      ===========

Interest expense for the fiscal year ended September 30, 1997 and 1996 amounted to $24,757 and $24,019, respectively. No principal payments were made due to these notes being subordinated to the NJEDA loan.

                                                            September 30,
                                                            -------------
                                                       1997             1996
                                                   -----------      -----------
B.  New Jersey Economic Development
      Authority:
      Notes, dated July 31, 1996, payable in
      monthly installments of $1,352
      including interest at 6.75% per
      annum through June 30, 2003:                 $   438,730      $    88,340
     Less current portion                               63,379           10,503
                                                   -----------      -----------
     Noncurrent portion                            $   375,351      $    77,837
                                                   ===========      ===========

Interest expense for the fiscal year ended September 30, 1997 and 1996 amounted to $23,066 and $1,042, respectively. Future principal payments under the terms of the agreement are as follows:

                 Fiscal Year                                Amount
                 -----------                              ---------
                     1998                                 $ 63,379
                     1999                                   67,855
                     2000                                   72,647
                     2001                                   77,778
                     2002                                   83,271
                     2003                                   73,800
                                                          --------
                                   TOTAL:                 $438,730
                                                          ========

                         BOONTON ELECTRONICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997


NOTE 7 - CONCENTRATION OF CREDIT RISK:

         The Company maintains cash and cash equivalents at three financial institutions that are insured by the Federal Deposit Insurance Corporation
(FDIC) and/or Securities Investor Protection Corporation (SIPC). The Company at times during the year had amounts in these institutions that exceeded insurable limits of $100,000 FDIC and $500,000 SIPC. In the normal course of business the Company extends unsecured credit to customers in the United States and Asia.

NOTE 8 - COMMITMENTS AND CONTINGENCIES:

         Commitments:

          A.  Retirement Plans:
              Effective July 1, 1989, the Company adopted a defined contribution plan for all eligible employees. In accordance with Internal
              Revenue Code Section 401(k), the plan provides for elective deferral of up to 15% of total compensation. The plan further provided for a Company matching contribution of 25% of the elective deferral amount of each participant that did not exceed 6% of total compensation. Effective January 1, 1994, the matching Company contribution was suspended due to the company's financial condition and pending reorganization. Effective October 1, 1995, the Company reinstated a matching contribution at 50% of the elective deferral amount for each participant that does not exceed 6% of total compensation. The amounts charged to operations were $37,581 and $46,151 for the years ended September 30, 1997 and 1996, respectively.

          B.  Employee Stock Options Plans:
              On February 26, 1987, the Stockholders approved the 1987 Incentive Stock Option Plan, the 1987 Employee Stock Purchase Plan and the 1987 Stock Option Program for Non-Employee Directors. Subject to the provisions of these plans, an aggregate of 150,000 shares of the Company's stock was made available for option purchases; namely, 75,000 shares, 37, 500 shares and 37,500 shares, respectively. The plans ended effective December 1996 and no further grants may be made for options.

                         BOONTON ELECTRONICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997

                                                   Option
                                                   -------
                                Price per Share                 Number of Shares
                                ---------------                 ----------------
Shares under option at
 September 30, 1994                  $3.00                           50,000
   Granted                           $1.0625                        130,000
   Exercised                         $1.0625                        (30,000)
   Expired                           $1.0625                        (18,750)
   Expired/surrender                 $3.00                          (50,000)
                                                                  ---------
Shares under option at
 September 30, 1995                  $1.0625                         81,250
   Exercised                         $1.0625                        (34,500)
   Expired                           $1.0625                           (250)
                                                                  ---------
Shares under option at
 September 30, 1996                  $1.0625                         46,500
   Expired                           $1.0625                        (20,000)
                                                                  ---------
Shares under option at
 September 30, 1997                  $1.0625                         26,500
                                                                  =========

Lease Commitments

                  Subsequent to the sale of the Company's facility in Randolph, New Jersey on September 28, 1994, the company entered into a seven year lease for its present office and manufacturing facility in Hanover, New Jersey with a five year renewal option. Rent charged to operations for the fiscal year ended September 30, 1997 was $227,400. Annual rent for the initial seven year term is $227,400 for the first four years and $300,00 for years five through seven.

                  Future minimum lease payments required under the operating lease are as follows:

                              Fiscal Year                           Amount
                              -----------                           ------
                                 1998                              $227,400
                                 1999                               300,000
                                 2000                               300,000
                                 2001                               300,000

                  The Company leases office equipment under a five-year operating lease with an option to upgrade after three years that it intends to exercise. The annual lease payment for the term of the lease is $17,617. Future lease payments required under the operating lease are as follows:

                         BOONTON ELECTRONICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997

                              Fiscal Year                           Amount
                              -----------                           ------
                                  1998                              $17,617
                                  1999                               17,617
                                  2000                               17,617
                                  2001                                1,468

Contingencies:
               A. Environmental Contingencies:
                  Following an investigation by the New Jersey Department of Environmental Protection (NJDEP) of the Company's waste disposal practices at a certain site that it formerly leased, the Company put a ground water management plan into effect as approved by the Department. Costs associated with this site are charged directly to income as incurred. The owner of this site has notified the Company that if the NJDEP investigation proves to have interfered with a sale of the property, the owner may seek to hold the Company liable for any loss it suffers as a result. However, corporate counsel has informed management that, in their opinion, the lessor would not prevail in any lawsuit filed due to the imposition by law of the statute of limitations. Cost charged to operations in connection with the water management plan amounted to $43,173 and $51,879 for the years ended September 30, 1997 and 1996, respectively. The Company estimates the expenditures in this regard for the fiscal year ending September 30, 1998 will amount to approximately $52,000. The Company will continue to be liable under the plan in all future years until such time as the NJDEP releases it from all obligations applicable thereto.

              B.  Contingent Subscription and Option Agreement:
                  On  June  30,   1997,   the  Board  of  Directors  of  Boonton
                  Electronics Corporation (BEC) agreed to enter into a Subscription and Option Agreement with G.E.M. USA, Inc. (GEM), a wholly-owned subsidiary of General de Mesure et de Maintenance Electronique, S.A. (GMME), whereby GEM shall have the option to buy 435,984 shares of the common stock of BEC at an option price of $3.24 per share. The term of the option agreement shall be for a period of two years. GEM paid BEC $25,000 for this option and simultaneously purchased 7,716 shares of BEC's common stock from the corporation for $25,000.

                         BOONTON ELECTRONICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997

                  Further, on June 30, 1997, the Board of Directors of BEC resolved to enter into a Shared Facilities Agreement with B&K Precision, Inc. (B&K), a wholly-owned subsidiary of GEM, as additional consideration for the above noted option. B&K shall pay BEC a monthly management fee of $15,000 and shall also pay rent at the same price per square foot as BEC for the area sublet to B&K. This agreement shall reduce BEC's overhead costs substantially and shall improve BEC's results of operations.

                  The effective date of both of the above noted agreements was October 1, 1997, one day subsequent to the fiscal year end, September 30, 1997. The company also received the payment of $50,000 on October 1, 1997.

              C.  Income Tax Contingencies:
                  The Company's income tax returns through the fiscal year ended September 30, 1993 have been accepted as filed.

NOTE 9 - COMMON AND TREASURY STOCK:

                                                                     September 30,
                                                               -------------------------
                                                                 1997             1996
                                                               --------         --------
              Common Stock:
                  $.10 par value, authorized  5,000,000
                  shares, issued and outstanding 1,636,585
                  shares and 1,556,585 shares, respectively.   $163,659         $155,659
                                                               ========         ========

NOTE 10 - INCOME TAXES:
              The components of the deferred tax asset are:

                                                     September 30,
                                            -------------------------------
                                                1997                1996
                                            -----------         -----------
Deferred tax asset                          $ 2,867,591         $ 3,799,877
 Less: Valuation allowance                   (1,797,882)         (2,730,168)
                                            -----------         -----------

     Net deferred tax asset                 $ 1,069,709         $ 1,069,709
                                            ===========         ===========

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

                         BOONTON ELECTRONICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997

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

                                             September 30,
                                             -------------
                                     1997                    1996
                                   ---------               ---------
Current:
    Federal                        $ 443,904               $      --
    State                            129,125                   1,200
                                   ---------               ---------
                                     573,029                   1,200
                                   ---------               ---------
Deferred:
     Federal                        (443,904)                198,510
     State                          (129,125)                 25,363
                                   ---------               ---------
                                    (573,029)                223,873
                                   ---------               ---------
     Total                         $      --               $ 225,073
                                   =========               =========

                         BOONTON ELECTRONICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997

The following is a reconciliation of income taxes of the federal statutory rate with income taxes recorded by the Company:
                                                           September 30,
                                                      ----------------------
                                                         1997         1996
                                                      ---------    ---------
Computed income taxes at statutory rate               $ 573,029    $(280,366)
Recognition of net operating loss                      (573,029)    (139,441)
Increase(decrease) in tax asset valuation allowance    (932,286)     651,765
IC-DISC dissolution                                     932,286       (6,885)
                                                      ---------    ---------

Expense (Benefit)                                     $      --    $ 225,073
                                                      =========    =========

         The Company has net operating loss carryforwards for federal and state purposes approximating $6,266,666 and $8,188,055 that will not begin to expire until the year 2011and 2003 respectively. These loss carryforwards can be utilized to reduce future taxable income dollar for dollar.

         In May 1997, the Company dissolved Boonton International Sales Corporation (BIS) (former wholly-owned subsidiary) and received a Certificate of Dissolution from the state of New Jersey. BIS, as an Interest Charge Domestic International Sales Corporation (IC-DISC), had $1,456,000 of deferred income. The deferred income became taxable to the Company upon the dissolution of BIS and therefore reduced the deferred tax asset and related valuation allowance accordingly.

NOTE 11 - SEGMENT INFORMATION:

         The Company is engaged in the manufacture and sale of electronic test and measurement equipment and management considers its business as a single segment for reporting purposes.

 A.   The Company's export sales were as follows:

          Years Ended                                                  % of
          September 30,              Amount                         Total Sales
          -------------              ------                         -----------

              1997                 $2,369,499                          33%
              1996                  2,599,074                          42%
              1995                  2,702,439                          40%

                         BOONTON ELECTRONICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997

 B.   Customers sales to domestic government agencies were as follows:

              Years Ended                                             % of
              September 30,                    Amount              Total Sales
              -------------                    ------              -----------

              1997                           $1,514,792                21%
              1996                              907,189                15%
              1995                              636,020                 9%

NOTE 12 - SPECIAL CHARGES:

         In accordance with the GMME agreement, the Company was required to obtain an agreement, acceptable to GMME, with the New Jersey Department of Environmental Protection for finalizing the clean-up of a site it formerly leased. In order to fulfill this requirement, it was necessary for the Company to incur and accrue charges of $271,772, for the year ended September 30, 1996, from its environmental consultants and counsel that were deemed not to be in the ordinary course of business. Other components of the total special charge amount of $350,405 in 1996 were $45,000 for anticipated settlement for the Sharkey Landfill and $33,633 penalty from the NJDEP for a missed monitoring event at the site formerly leased.

NOTE 13 - EARNINGS PER SHARE:

         Earnings/(loss) per share have been computed by dividing net earnings /(loss) by the weighted average number of common shares outstanding of 1,621,462 for 1997, 1,460,730 for 1996 and 1,341,785 for 1995. Options to purchase a total of 443,700 shares of common stock at $3.24 per share were not included because the exercise price exceeded the average market price which would result in antidilution. Incentive stock options to purchase 26,500 shares in 1997, 46,500 shares in 1996 and 81,250 shares in 1995 were not included because they were insignificant.


                                          BOONTON ELECTRONICS CORPORATION
                                           NOTES TO FINANCIAL STATEMENTS
                                                SEPTEMBER 30, 1997


NOTE 14 - QUARTERLY FINANCIAL DATA:

SEPTEMBER 30, 1997                     1ST QTR.           2ND QTR.            3RD QTR.            4TH QTR.
------------------                     --------           --------            --------            --------

Sales                                 $1,811,075         $1,793,647          $1,798,348          $1,805,987
Gross Profit                             823,780            788,830             744,175             712,173
Net income/(loss)                         25,377             31,204             (15,182)            (10,055)
Earnings/(loss)
  per share                                  .02                .02                (.01)               (.01)

SEPTEMBER 30, 1996                     1ST QTR.           2ND QTR.            3RD QTR.            4TH QTR.
------------------                     --------           --------            --------            --------

Sales                                 $1,632,222         $1,559,269          $1,410,126          $1,436,719
Gross Profit                             803,166            766,387             644,537             415,666
Net income/(loss)                         52,710            (47,683)           (294,884)           (759,822)
Earnings/(loss)
  per share                                  .04               (.04)               (.19)               (.53)

                         BOONTON ELECTRONICS CORPORATION

                             INDEX TO EXHIBITS FILED
                       IN THE ANNUAL REPORT ON FORM 10-KSB
                      FOR THE YEAR ENDED SEPTEMBER 30, 1997

     10.10   Report  on Form  8-K  dated  June  18,  1997  for  "Other
             Events",  "Purchase  of Stock",  effective  June 9, 1997.
             Filed as an Exhibit in the Annual  Report on Form  10-KSB
             for the year ended  September 30, 1997. . . . . . . . . . . . . 37

     10.11   Report  of on Form 8-K  dated  July 7,  1997  for  "Other
             Events",   "Purchase  of  Stock"  and   "Appointment   of
             President and CEO",  effective June 30, 1997. Filed as an
             Exhibit in the Annual  Report on Form 10-KSB for the year
             ended September 30, 1997. . . . . . . . . . . . . . . . . . . . 38

     10.12   Employment Agreement with Yves Guyomar effective April 16
             1997.  Filed as an Exhibit  in the Annual  Report on Form
             10-KSB for the year ended September 30, 1997. . . . . . . . . . 40

     10.13   Shared  Manufacturing  and Facilities  Agreement  between
             Boonton Electronics Corporation and G.E.M. Illinois, Inc.
             dated October 1, 1997.  Filed as an Exhibit in the Annual
             Report on Form  10-KSB for the year ended  September  30,
             1997. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 45

     27.     Financial Data Schedule. . . . . . . . . . . . . . . . . . . .. 59