Form 10KSB/A
period 1997-09-30
BOONTON ELECTRONICS CORP
filed 1998-01-13
CIK 13191

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-KSB/A


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

           (3) Not applicable.

           (4)The Company is in competition with many other manufacturers, several of which are substantially larger than the Company and have far larger professional staffs and far greater financial and technical resources. Of these, Hewlett-Packard is believe to account for approximately 60% of the domestic market and, together with other larger companies (including Tektronix, Fluke, Giga-tronics,
           and  Keithley   Instruments  in  the  United   States,   and  Marconi
           Instruments,    Mitsubishi   and   Anritsu   abroad)   accounts   for
           approximately 90% of the worldwide market in electronic instrumentation.


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

Item 6.    Management's Discussion and Analysis.
           -------------------------------------
    (a)    Results of Operations.
           ----------------------
           (i)  1997 versus 1996
                ----------------

                Net sales of $7,209,057 for the fiscal year 1997 were $1,170,721 or 19.4% above the prior year. Domestic sales increased $1,400,296 which reflected a recovery from the overall industry decline experienced in fiscal 1996 an included with an increase of $607,603 in military contract revenues which resulted from the major Air Force contracts awarded in August 1996. International sales declined by $229,575 from the prior year as a result of economic difficulties in Europe.

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

                           INDEPENDENT AUDITORS REPORT

To the Board of Directors and Shareholders
Boonton Electronics Corporation and Subsidiaries


       We have audited the accompanying Balance Sheet of Boonton Electronics Corporation as of September 30, 1997 and the related Statements of Operations, Changes, in Stockholders' Equity and Cash Flows for the year then ended. We have also audited the Consolidated Balance Sheets of Boonton Electronics Corporation and Subsidiaries as of September 30, 1996 and 1995, and the related Consolidated Statements of Operations, Changes in Stockholders' Equity and Cash Flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.


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


       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Boonton Electronics Corporation as of September 30, 1997 and Boonton Electronics Corporation and Subsidiaries as of September 30, 1996 and 1995, and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.




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


        E. Property, plan and equipment - Depreciation and amortization are calculated by the straight-line method for financial reporting purposes at rates based on the following estimated useful lives:


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


        G. Income Taxes - The Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" which requires a company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in a Company's financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement carrying amounts and tax basis of assets and liabilities using expected tax rates in effect in the years in which the differences are expected to reverse. The Company recognized the benefit of net operating loss carryforwards applying the valuation allowance which requires that the tax benefit be limited based on the weight of available evidence and the probability that some portion of the deferred tax asset will not be realized.

        H. Financial Instruments - The Company's financial instruments include cash, cash equivalents, trade receivables and payables, long-term debt and loans from related parties for which carrying amounts approximate fair value. It is not practicable to estimate the fair value of related party loans and long-term debt.


        I. Stock-Based Compensation - The Company has elected to follow Account Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB25) and related interpretations in accounting for its employee stock options. Under APB25, because the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. Effective October 1, 1997, the Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (Statement 123).

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
                                                 =============               =============

NOTE 5 - RESULTS OF OPERATIONS:


         The Company reported a profit before taxes of $31,344 for the current fiscal year ended spetember 30, 1997.

         The loss for the fiscal year ended September 30, 1996 was primarily attributable to; a) the reduced sales volume; b) recurring costs for research and development in connection with the approval for a "CE" mark necessary for international sales and; c) severance pay for a former employee.

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
                                                   ===========      ===========


Interest expense for the fiscal years ended September 30, 1997 and 1996 amounted to $24,757 and $24,019, respectively. No principal payments were made due to these notes being subordinated to the NJEDA loan.


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
                                                   ===========      ===========


Interest expense for the fiscal years ended September 30, 1997 and 1996 amounted to $23,066 and $1,042, respectively. Future principal payments under the terms of the agreement are as follows:


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


              C.  Income Tax Contingencies:
                  The Company's income tax returns filed for the fiscal years ended September 30, 1994, 1995 and 1996 are subject to review.


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


         The provision for income taxes consists of the following:



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