Form 10QSB
period 1997-12-31
BOONTON ELECTRONICS CORP
filed 1998-02-17
CIK 13191

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE THREE MONTHS ENDED DECEMBER 31, 1997

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

                                                   YES [X] NO [  ]

Shares Outstanding:

DECEMBER 31, 1997                   1,644,301
DECEMBER 31, 1996                   1,636,585


                                  (UNAUDITED)
                         BOONTON ELECTRONICS CORPORATION

                  ASSETS                DECEMBER 31, 1997    SEPTEMBER 30, 1997
                  ------                -----------------    ------------------
Current assets:
     Cash and cash equivalents              $    80,665          $   121,620
     Trade receivables                          906,650            1,051,887
     Inventories                              1,392,269            1,306,115
     Deferred tax benefits                       81,058               81,058
     Other current assets                       382,024              333,325
                                            -----------          -----------

Total current assets                          2,842,666            2,894,005
                                            -----------          -----------

Plant and equipment-net                         514,458              534,023
                                            -----------          -----------
Other assets:
     Deferred tax benefit                       988,651              988,651
     Security deposits                           71,169               71,169
                                            -----------          -----------

Total other assets                            1,059,820            1,059,820
                                            -----------          -----------

Total assets                                $ 4,416,944          $ 4,487,848
                                            ===========          ===========

LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
     Note payable                           $    64,479          $    63,379
     Related party loans                         43,530               93,530
     Accounts payable - trade                   879,090              800,931
     Other current liabilities                  206,127              284,528
    Unsecured claims payable (Chapter 11
        settlement) current                     153,372               48,491
                                            -----------          -----------

Total current liabilities                     1,346,598            1,290,859
Note payable - noncurrent                       358,871              375,351
Related party loans - noncurrent                218,970              218,970
Unsecured claims payable (Chapter 11
settlement) - noncurrent                             --              153,372
                                            -----------          -----------
Total liabilities                             1,924,439            2,038,552
                                            -----------          -----------
 Commitments and contingencies

Stockholders equity:
     Common stock                               164,430              163,659
     Capital in excess of par                 4,637,866            4,613,637
     Deficit                                 (2,309,791)          (2,328,000)
                                            -----------          -----------

Total stockholders equity                     2,492,505            2,449,296
                                            -----------          -----------

Total liabilities and stockholders equity   $ 4,416,944          $ 4,487,848
                                            ===========          ===========

The accompanying footnotes are an integral part of these statements.

                                   (Unaudited)

                         BOONTON ELECTRONICS CORPORATION

                                            For the Three Months Ended
                                   December 31, 1997         December 31, 1996
                                   -----------------         -----------------

Net sales                            $ 1,657,200                 $ 1,811,075
Cost of goods sold                       857,575                     987,295
                                     -----------                 -----------
Gross profit                             799,625                     823,780
                                     -----------                 -----------

Operating expenses:
  Commissions                            194,395                     202,004
  Research and development               235,376                     190,061
  Other operating expenses               351,638                     389,824
                                     -----------                 -----------
Total operating expenses                 781,409                     781,889
                                     -----------                 -----------

Income from operations                    18,216                      41,891
                                     -----------                 -----------

Interest expense                          13,534                       9,367
Other expense/(income)                   (13,527)                      7,147
                                     -----------                 -----------
Total other expenses                           7                      16,514
                                     -----------                 -----------

Income before provision for income                                     taxes
                                          18,209                      25,377
Provision for income taxes                    --                          --
                                     -----------                 -----------

Net income                                18,209                      25,377
Stockholders' equity - beginning       2,449,296                   2,217,952
Common stock sold                         25,000                     200,000
                                     -----------                 -----------

Stockholders' equity  - ending       $ 2,492,505                 $ 2,443,329
                                     ===========                 ===========
Weighted average number of shares
   outstanding                         1,644,301                   1,576,585
                                     ===========                 ===========

Earnings per share:                  $      0.01                 $      0.02
                                     ===========                 ===========

The accompanying footnotes are an integral part of these statements.

                                   (UNAUDITED)

                         BOONTON ELECTRONICS CORPORATION

                                                               For the Three Months Ended
                                                       December 31, 1997       December 31, 1996
                                                       -----------------       -----------------
Cash provided/(used) by operations:
Net income                                                 $  18,209               $  25,377
Adjustments to reconcile net income:
    Depreciation & amortization                               20,130                   9,719
Decrease/(increase) in current assets:
    Accounts receivable                                      145,237                 148,088
    Inventories                                              (86,154)                (85,149)
    Other current assets                                     (48,699)                (32,941)
Increase/(decrease) in current liabilities:
    Accounts payable                                          78,159                  59,431
    Chapter 11 settlement - current                          (48,491)                (48,491)
    Accrued liabilities                                      (78,401)                (15,441)
                                                           ---------               ---------

Net cash provided/(used) by operations                           (10)                 60,593
                                                           ---------               ---------

Cash flows from investing activities:
    Purchase of equipment                                       (565)               (251,225)
    Other                                                         --                  (1,303)
                                                           ---------               ---------

Net cash (used) by investing activities                         (565)               (252,528)
                                                           ---------               ---------

Cash flows from financing activities:
    Increase notes payable                                        --                 243,462
    Payments on loans                                        (65,380)                 (2,640)
    Proceeds from sale of stock                               25,000                 200,000
                                                           ---------               ---------

Net cash provided/(used) by financing activities             (40,380)                440,822
                                                           ---------               ---------

Increase/(decrease) in cash and cash equivalents             (40,955)                248,887

Cash and cash equivalents at beginning of period             121,620                 113,041
                                                           ---------               ---------

Cash and cash equivalents at end of period                 $  80,655               $ 361,928
                                                           =========               =========



The accompanying footnotes are an integral part of these statements.

                                   (UNAUDITED)
                         BOONTON ELECTRONICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

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

E. Plant and equipment - Depreciation and amortization are calculated by the straight-line method for financial reporting purposes at rates based on the following estimated useful lives:

                   Building and improvement                  39
                   Machinery and equipment                 5-10
                   Office furniture and fixtures           5-10
                   Transportation equipment                   3

                                   (UNAUDITED)

                         BOONTON ELECTRONICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

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

G. Income Taxes - The Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" which requires a company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in a Company's financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement carrying amounts and tax basis of assets and liabilities using expected tax rates in effect in the years in which the differences are expected to reverse. The Company recognized the benefit of net operating loss carryforwards applying the valuation allowance, which requires that the tax benefit be limited, based on the weight of available evidence and the probability that some portion of the deferred tax asset will not be realized.

H. Financial Instruments B The Company's financial instruments include cash, cash equivalents, trade receivables and payables, long-term debt and loans from related parties for which carrying amounts approximate fair value. It is not practicable to estimate the fair value of related party loans and long-term debt.

I. Stock-Based Compensation B The Company has elected to follow Account Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB25) and related interpretations in accounting for its employee stock options. Under APB25, because the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. Effective October 1, 1997, the Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (Statement 123).

                                   (UNAUDITED)

                         BOONTON ELECTRONICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

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

               In accordance with S.A.S. Sections 560.03, the Company has adjusted downward all liability accounts that were affected by the confirmed Plan of Reorganization entered on November 15, 1994. Therefore, the financial statements reflect the maximum liabilities to creditors under the Chapter 11 proceedings and the Plan of Reorganization. The settlement of unsecured claims under the confirmed Plan of Reorganization totaling 35% of allowed claims for accounts payable and accrued expenses provided for the following payments to be made subsequent to November 15, 1994:

           %
          ---
          10            From after tax proceeds from termination of the
                        company's pension plan
           5            One year after initial payout
           5            Two years after initial payout
          15            Three years after initial payout

               Pre-petition liabilities in accordance with the November 15, 1994 confirmed plan of reorganization were compromised of the following:

       Accounts payable                                    $   702,233
       Accrued expenses:
            Commissions payable                                126,370
            Vacation pay                                        96,250
            Severance pay                                       25,108
            Other                                               78,282
                                                           -----------

                 Total September 30, 1994                    1,028,243

       Court authorized payments/adjustments                   (75,073)
                                                           -----------
       Balance subject to settlement                           953,170
       Amount discharged and/or paid to date                  (799,798)
                                                           -----------
       Chapter 11 settlement total December 31, 1997       $   153,372
                                                           ===========

                                   (UNAUDITED)

                         BOONTON ELECTRONICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

       NOTE 3 - INVENTORIES

                            December 31,      September 30,
                                1997               1997
                            ------------      -------------

       Raw material          $  740,728          $  639,045
       Work in process          567,346             577,337
       Finished Goods            84,195              89,733
                             ----------          ----------
       Total inventories     $1,392,269          $1,306,115
                             ==========          ==========


       NOTE 4 - PLANT AND EQUIPMENT:

                                      December 31,      September 30,
                                          1997               1997
                                      ------------      -------------

       Building and improvements        $   62,329         $   62,329
       Machinery and equipment           1,657,819          1,657,819
       Office furniture and fixtures       583,083            582,518
       Transportation equipment             13,188             13,188
                                        ----------         ----------
             Total                       2,316,419          2,315,854
       Less Accumulated depreciation     1,801,961          1,781,831
                                        ----------         ----------
             Net depreciated cost       $  514,458         $  534,023
                                        ==========         ==========

       NOTE 5 - NOTES PAYABLE
                                     December 31,    September 30,
                                        1997             1997
                                     ------------    -------------
      A. Board of Directors:
           Notes, subordinated to
           NJEDA loan, dated
           February 6, 1995, payable
           in monthly installments
           of $5,449 including
           interest at 9% per annum
           through September 30, 2001:

                                     $262,500          $262,500
          Less current portion         43,530            43,530
                                     --------          --------
          Noncurrent portion         $218,970          $218,970
                                     ========          ========

        Interest expense for the fiscal years ended September 30, 1997 and 1996 amounted to $24,757 and $24,019, respectively. No principal payments were made due to these notes being subordinated to the NJEDA loan.

                                   (Unaudited)

                         BOONTON ELECTRONICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

                                           December 31,    September 30,
                                               1997             1997
                                           ------------    -------------
      B.    New Jersey Economic
            Development Authority:
            Notes, dated July 31, 1996,
            payable in monthly
            installments of $7,620
            including interest at 6.75%
            per annum through June 30,
            2003:                             $423,350     $438,730
           Less current portion                 64,479       63,379
                                              --------     --------
           Noncurrent portion                 $358,871     $375,351
                                              ========     ========

       Interest expense for the fiscal years ended September 30, 1997 and 1996 amounted to $23,066 and $1,042, respectively. Future principal payments under the terms of the agreement are as follows:

              FISCAL YEAR                             AMOUNT
              -----------                             ------
                 1998                                $63,379
                 1999                                 67,855
                 2000                                 72,647
                 2001                                 77,778
                 2002                                 83,271
                 2003                                 73,800
                                                    --------
                                 TOTAL:             $438,730
                                                    ========

       NOTE 6 - CONCENTRATION OF CREDIT RISK:

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

                                   (UNAUDITED)

                         BOONTON ELECTRONICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

      NOTE 7 - COMMITMENTS AND CONTINGENCIES:

             A. Commitments:
                Retirement Plans:
                Effective July 1, 1989, the Company adopted a defined contribution plan for all eligible employees. In accordance with Internal Revenue Code Section 401(k), the plan provides for elective deferral of up to 15% of total compensation. The plan further provided for a Company matching contribution of 25% of the elective deferral amount of each participant that did not exceed 6% of total compensation. Effective January 1, 1994, the matching Company contribution was suspended due to the company's financial condition and pending reorganization. Effective October 1, 1995, the Company reinstated a matching contribution at 50% of the elective deferral amount for each participant that does not exceed 6% of total compensation. The amounts charged to operations were $37,581 and $46,151 for the years ended September 30, 1997 and 1996, respectively.

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

                                   (UNAUDITED)

                         BOONTON ELECTRONICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

                                                   OPTION
                                                   ------

                                    PRICE PER SHARE       NUMBER OF SHARES
                                    ---------------       ----------------
       Shares under option at
        September 30, 1994               3.00                  50,000
          Granted                       $1.0625               130,000
          Exercised                     $1.0625               (30,000)
          Expired                       $1.0625               (18,750)
          Expired/surrender             $3.00                 (50,000)
                                                              -------
       Shares under option at
        September 30, 1995              $1.0625                81,250
          Exercised                     $1.0625               (34,500)
          Expired                       $1.0625                  (250)
                                                              -------

       Shares under option at
        September 30, 1996              $1.0625                46,500
          Expired                       $1.0625               (20,000)
                                                              -------

       Shares under option at
        September 30, 1997              $1.0625                26,500
                                                               ======

       Lease Commitments:

                Subsequent to the sale of the Company's facility in Randolph, New Jersey on September 28, 1994, the company entered into a seven-year lease for its present office and manufacturing facility in Hanover Township, New Jersey with a five-year renewal option. Rent charged to operations for the fiscal year ended September 30, 1997 was $227,400. Annual rent for the initial seven-year term is $227,400 for the first four years and $300,000 for years five through seven. Future minimum lease payments required under the operating lease are as follows:

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

                                   (UNAUDITED)

                         BOONTON ELECTRONICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

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

            B.  Contingent Subscription and Option Agreement:
                On June 30, 1997, the Board of Directors of Boonton Electronics Corporation (BEC) agreed to enter into a Subscription and Option Agreement with G.E.M. USA, Inc. (GEM), a wholly-owned subsidiary of General Electronique Mesure, S.A., whereby GEM shall have the option to buy 435,984 shares of the common stock of BEC at an option price of $3.24 per share. The term of the option agreement shall be for a period of two years. On October 1, 1997, GEM paid BEC $25,000 for this option and simultaneously purchased 7,716 shares of BCE's common stock from the corporation for $25,000.

                                   (UNAUDITED)

                         BOONTON ELECTRONICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997


                Also on October 1, 1997, BEC entered into a Shared Facilities Agreement with B&K Precision, Inc. (B&K), a wholly owned subsidiary of GEM, as additional consideration for the above noted option. B&K shall pay BEC a monthly management fee of $15,000 and shall also pay rent at the same price per square foot as BEC for the area sublet to B&K.

             C. Income Tax Contingencies:
                The Company's income tax returns for the fiscal years ended September 30, 1995, 1996 and 1997 are subject to review.

       NOTE 8 - COMMON AND TREASURY STOCK:
                                                                            December 31,      September 30
                                                                               1997               1996
                                                                            ------------      ------------
                Common Stock:
                     $.10 par value, authorized 5,000,000
                     shares, issued and outstanding 1,644,301
                     shares and 1,636,585 shares, respectively.              $164,430            $163,659
                                                                             ========            ========

       NOTE 9 - INCOME TAXES:
                The components of the deferred tax asset are:

                                            December 31,      September 30
                                                1997              1997
                                            ------------      ------------

       Deferred tax asset                     $2,867,591      $2,867,591
        Less: Valuation allowance             (1,797,882)     (1,797,882)
                                              ----------      ----------

            Net deferred tax asset            $1,069,709      $1,069,709
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

                                   (UNAUDITED)

                         BOONTON ELECTRONICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

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

           The following is a reconciliation of income taxes at the federal statutory rate.
                                                 December 31,      September 30
                                                    1996               1997
                                                 ------------      ------------
       Computed income taxes at statutory rate     $ 6,191            $ 8,628
       Recognition of net operating loss            (6,191)            (8,628)
                                                   -------            -------
       Expense/(benefit)                           $    --            $    --
                                                   =======            =======

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

                                   (UNAUDITED)

                         BOONTON ELECTRONICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

       NOTE 10 - SEGMENT INFORMATION:

            The Company is engaged in the manufacture and sale of electronic test and measurement equipment and management considers its business as a single segment for reporting purposes.
       The Company's export sales were as follows:

              Three Months Ended                        % of
                 December 31,     Amount             Total Sales
                 ------------     ------             -----------

                1997              $838,158                51%
                1996              $676,740                37%

       Customers sales to domestic government agencies were as follows:


              Three Months Ended                        % of
                 December 31,     Amount             Total Sales
                 ------------     ------             -----------

                1997              $ 55,438                 3%
                1996              $383,080                21%

       NOTE 11 B EARNINGS PER SHARE:

                Earnings per share have been computed by dividing net earnings by the weighted average number of common shares outstanding of 1,644,301 for 1997 and 1,576,585 for 1996. Options to purchase a total of 428,268 shares of common stock at $3.24 per share were not included because the exercise price exceeded the average market price, which would result in antidilution. Incentive stock options to purchase 26,500 shares in 1997 and 46,500 shares in 1996 were not included because they were insignificant.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF INCOME STATEMENTS

                      THREE MONTHS ENDED DECEMBER 31, 1997

               Sales for the three months ended December 31, 1997 were $153,875 below the prior year. The decrease in sales was due to a $372,642 decrease in military contract revenues offset by a $161, 418 increase in export revenues. Gross profit decreased $24,155 but increased as a percentage of sales to 48% in 1997 versus 45% in 1996. The increase in gross profit as a percentage of sales was due to the reduction in military contract revenues, which traditionally have a lower gross margin. Commission expense decreased $7,609 from the prior year due primarily to the decreased volume of sales. Research and Development expense increased $45,315 over the prior year as the Company concentrates on new product design. All other operating costs decreased $38,186 below the prior year. Income from operations decreased to $18,216 versus $41,891 in the prior year due primarily to the increase in development expense. Net income was $18,209 versus $25,377 in the prior year and earnings per share were $0.01 versus $0.02.

               The December 31, 1997 inventory was $86,154 higher then the September 30, 1997 balance of $1,306,115. This increase was predominately caused by the purchase of components for the Company's updated peak power meters. Trade receivables were down $145,237 from the September 30, 1997 balance of $1,051,887 due to the decreased volume of sales. The current ratio at December 31, 1997 was 2.11 versus 2.24 at September 30, 1997.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          BOONTON ELECTRONICS CORPORATION



                                          By: /s/ YVES GUYOMAR
                                             -----------------------------------
                                               Yves Guyomar, President and Chief
                                               Executive Officer
                                               Date:  February 17, 1998



                                          By: /s/ JOHN E. TITTERTON
                                             -----------------------------------
                                               John E. Titterton, Vice President
                                               Finance, Secretary/Treasurer
                                               Date:  February 17, 1998


       February 17, 1998

                         BOONTON ELECTRONICS CORPORATION

                             INDEX TO EXHIBIT FILED
                     IN THE QUARTERLY REPORT ON FORM 10-QSB
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 1997


       EXHIBIT NO.                                                 PAGE
       -----------                                                 ----

          27        Financial Data Sheet                            19