Form 10QSB
period 1998-03-31
BOONTON ELECTRONICS CORP
filed 1998-05-14
CIK 13191

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE SIX MONTHS ENDED MARCH 31, 1998

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

                                                   YES [X] NO [  ]

Shares Outstanding:

MARCH 31, 1998                 1,644,301
MARCH 31, 1997                 1,636,585

                                     (Unaudited)

                           BOONTON ELECTRONICS CORPORATION

                                    BALANCE SHEET

                      Assets                March 31, 1998        September 30, 1997
                      ------                --------------        ------------------
Current assets:
    Cash and cash equivalents                $    72,798             $   121,620
    Trade receivables                            911,521               1,051,887
    Inventories                                1,320,898               1,306,115
    Deferred tax benefits                         81,058                  81,058
    Other current assets                         327,274                 333,325
                                             -----------             -----------

Total current assets                           2,713,549               2,894,005
                                             -----------             -----------

Plant and equipment-net                          494,328                 534,023
                                             -----------             -----------
Other assets:
    Deferred tax benefit                         988,651                 988,651
    Security deposits                             70,066                  71,169
                                             -----------             -----------

Total other assets                             1,058,717               1,059,820
                                             -----------             -----------

Total assets                                 $ 4,266,594             $ 4,487,848
                                             ===========             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Note payable                             $    65,572             $    63,379
    Related party loans                           43,530                  93,530
    Accounts payable - trade                     678,994                 800,931
    Other current liabilities                    271,839                 284,528
    Unsecured claims payable (Chapter 11
      settlement) current                        153,372                  48,491
                                             -----------             -----------

Total current liabilities                      1,213,307               1,290,859
Note payable - noncurrent                        341,973                 375,351
Related party loans - noncurrent                 218,970                 218,970
Unsecured claims payable (Chapter 11
    settlement) - noncurrent                          --                 153,372
                                             -----------             -----------
Total liabilities                              1,774,250               2,038,552
                                             -----------             -----------
 Commitments and contingencies

Stockholders' equity:
    Common stock                                 164,430                 163,659
    Capital in excess of par                   4,637,866               4,613,637
    Deficit                                   (2,309,952)             (2,328,000)
                                             -----------             -----------

Total stockholders' equity                     2,492,344               2,449,296
                                             -----------             -----------

Total liabilities and stockholders' equity   $ 4,266,594             $ 4,487,848
                                             ===========             ===========

The accompanying footnotes are an integral part of these statements.

                                   (Unaudited)

                         BOONTON ELECTRONICS CORPORATION

                             STATEMENT OF OPERATIONS

                                           For the Six Months Ended
                                   March 31, 1998             March 31, 1997
                                   --------------             --------------

Net sales                            $ 3,219,404                $ 3,604,722
Cost of goods sold                     1,652,203                  1,992,112
                                     -----------                -----------
Gross profit                           1,567,201                  1,612,610
                                     -----------                -----------

Operating expenses:
  Commissions                            334,419                    380,211
  Research and development               493,722                    361,947
  Other operating expenses               698,264                    775,628
                                     -----------                -----------
Total operating expenses               1,526,405                  1,517,786
                                     -----------                -----------

Income from operations                    40,796                     94,824
                                     -----------                -----------

Interest expense                          26,561                     19,646
Other expense/(income)                    (3,813)                    18,597
                                     -----------                -----------
Total other expenses                      22,748                     38,243
                                     -----------                -----------

Income before provision for
  income taxes                            18,048                     56,581
Provision for income taxes                    --                         --
                                     -----------                -----------

Net income                                18,048                     56,581
Stockholders' equity - beginning       2,449,296                  2,217,952
Common stock sold                         25,000                    200,000
                                     -----------                -----------

Stockholders' equity  - ending       $ 2,492,344                $ 2,474,533
                                     ===========                ===========
Weighted average number of shares
   outstanding                         1,644,301                  1,606,255
                                     ===========                ===========

Earnings per share:                  $      0.01                $      0.04
                                     ===========                ===========

The accompanying footnotes are an integral part of these statements.

                                   (Unaudited)

                         BOONTON ELECTRONICS CORPORATION

                             STATEMENT OF OPERATIONS

                                                  For the Three Months Ended
                                           March 31, 1998        March 31, 1997
                                           --------------        --------------

Net sales                                    $ 1,562,204           $ 1,793,647
Cost of goods sold                               794,628             1,004,817
                                             -----------           -----------
Gross profit                                     767,576               788,830
                                             -----------           -----------

Operating expenses:
  Commissions                                    140,024               178,207
  Research and development                       258,346               171,886
  Other operating expenses                       346,626               385,804
                                             -----------           -----------
Total operating expenses                         744,996               735,897
                                             -----------           -----------

Income from operations                            22,580                52,933
                                             -----------           -----------

Interest expense                                  13,027                10,279
Other expense/(income)                             9,714                11,450
                                             -----------           -----------
Total other expenses                              22,741                21,729
                                             -----------           -----------

Income/(loss)  before provision for income
  taxes                                             (161)               31,204
Provision for income taxes                            --                    --
                                             -----------           -----------

Net income/(loss)                                   (161)               31,204
Stockholders' equity - beginning               2,492,505             2,443,329
                                             -----------           -----------

Stockholders' equity  - ending               $ 2,492,344           $ 2,474,533
                                             ===========           ===========
Weighted average number of shares
   outstanding                                 1,644,301             1,636,585
                                             ===========           ===========

Earnings per share:                          $      0.00           $      0.02
                                             ===========           ===========

The accompanying footnotes are an integral part of these statements.

                                   (Unaudited)

                         BOONTON ELECTRONICS CORPORATION

                             STATEMENT OF CASH FLOWS

                                                     For the Six Months Ended
                                                  March 31, 1998   March 31, 1997
                                                  --------------   --------------
Cash provided/(used) by operations:
Net income                                         $  18,048         $  56,581
Adjustments to reconcile net income:
    Depreciation & amortization                       40,260            23,055
Decrease/(increase) in current assets:
    Accounts receivable                              140,366           (61,433)
    Inventories                                      (14,783)          (68,749)
    Other current assets                               6,051           (64,534)
Increase/(decrease) in current liabilities:
    Accounts payable                                (121,937)          118,614
    Chapter 11 settlement - current                  (48,491)          (48,491)
    Accrued liabilities                              (12,689)          (50,038)
                                                   ---------         ---------

Net cash provided/(used) by operations                 6,825           (94,995)
                                                   ---------         ---------

Cash flows from investing activities:
    Purchase of equipment                               (565)         (323,544)
    Other                                              1,103            (4,368)
                                                   ---------         ---------

Net cash (used) by investing activities                  538          (327,912)
                                                   ---------         ---------

Cash flows from financing activities:
    Increase notes payable                                --           317,038
    Payments on loans                                (81,185)          (16,723)
    Proceeds from sale of stock                       25,000           200,000
                                                   ---------         ---------

Net cash provided/(used) by financing activities     (56,185)          500,315
                                                   ---------         ---------

Increase/(decrease) in cash and cash equivalents     (48,822)           77,408

Cash and cash equivalents at beginning of period     121,620           113,041
                                                   ---------         ---------

Cash and cash equivalents at end of period         $  72,798         $ 190,449
                                                   =========         =========

The accompanying footnotes are an integral part of these statements.

                                   (Unaudited)
                         BOONTON ELECTRONICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998

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

                                   (Unaudited)

                         BOONTON ELECTRONICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998

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

                                   (Unaudited)

                         BOONTON ELECTRONICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998

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

       In accordance with S.A.S. Sections 560.03, the Company has adjusted downward all liability accounts that were affected by the confirmed Plan of Reorganization entered on November 15, 1994. Therefore, the financial statements reflect the maximum liabilities to creditors under the Chapter 11 proceedings and the Plan of Reorganization. The settlement of unsecured claims under the confirmed Plan of Reorganization totaling 35% of allowed claims for accounts payable and accrued expenses provided for the following payments to be made subsequent to November 15, 1994:

     %
     10   From after tax proceeds from termination of the company's pension plan
      5   One year after initial payout
      5   Two years after initial payout
     15   Three years after initial payout

       Pre-petition liabilities in accordance with the November 15, 1994 confirmed plan of reorganization were compromised of the following:

Accounts payable                                                   $    702,233
Accrued expenses:
     Commissions payable                                                126,370
     Vacation pay                                                        96,250
     Severance pay                                                       25,108
     Other                                                               78,282
                                                                   ------------

          Total September 30, 1994                                    1,028,243

Court authorized payments/adjustments                                   (75,073)
                                                                   ------------
Balance subject to settlement                                           953,170
Amount discharged and/or paid to date                                  (799,798)
                                                                   ------------
           Chapter 11 settlement total March 31, 1998              $    153,372
                                                                   ============

                                   (Unaudited)

                         BOONTON ELECTRONICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998

NOTE 3 - INVENTORIES

                                                              MARCH 31,                SEPTEMBER 30,
                                                              ---------                -------------
                                                                1998                        1997
                                                                ----                        ----

Raw material                                                 $  830,608                  $  639,045
Work in process                                                 412,022                     577,337
Finished Goods                                                   78,268                      89,733
                                                             ----------                  ----------
Total inventories                                            $1,320,898                  $1,306,115
                                                             ==========                  ==========


NOTE 4 - PLANT AND EQUIPMENT:

                                                              MARCH 31,                SEPTEMBER 30,
                                                              ---------                -------------
                                                                1998                        1997
                                                                ----                        ----
Building and improvements                                    $   62,329                  $   62,329
Machinery and equipment                                       1,657,819                   1,657,819
Office furniture and fixtures                                   583,083                     582,518
Transportation equipment                                         13,188                      13,188
                                                             ----------                  ----------
      Total                                                   2,316,419                   2,315,854
Less Accumulated depreciation                                 1,822,091                   1,781,831
                                                             ----------                  ----------
      Net depreciated cost                                   $  494,328                  $  534,023
                                                             ==========                  ==========

NOTE 5 - NOTES PAYABLE

                                                              MARCH 31,                SEPTEMBER 30,
                                                              ---------                -------------
                                                                1998                        1997
                                                                ----                        ----
A. Board of Directors:
      Notes, subordinated to NJEDA
      loan, dated February 6, 1995,
      payable in monthly installments of
      $5,449 including interest at 9% per
      annum through September 30, 2001:                      $  262,500                  $  262,500
     Less current portion                                        43,530                      43,530
                                                             ----------                  ----------
   Noncurrent portion                                        $  218,970                  $  218,970
                                                             ==========                  ==========

Interest expense for the fiscal years ended September 30, 1997 and 1996 amounted to $24,757 and $24,019, respectively. No principal payments were made due to these notes being subordinated to the NJEDA loan.

                                   (Unaudited)

                         BOONTON ELECTRONICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998

                                                                  MARCH 31,         SEPTEMBER 30,
                                                                  ---------         -------------
                                                                    1998                1997
                                                                    ----                ----
B.    New Jersey Economic Development
      Authority:
      Notes, dated July 31, 1996, payable in
      monthly installments of $7,620
      including interest at 6.75% per
      annum through June 30, 2003:                               $   407,545         $   438,730
      Less current portion                                            65,572              63,379
                                                                 -----------         -----------
      Noncurrent portion                                         $   341,973         $   375,351
                                                                 ===========         ===========

Interest expense for the fiscal years ended September 30, 1997 and 1996 amounted to $23,066 and $1,042, respectively. Future principal payments under the terms of the agreement are as follows:
                       FISCAL YEAR                                      AMOUNT
                       -----------                                     --------
                           1998                                        $ 63,379
                           1999                                          67,855
                           2000                                          72,647
                           2001                                          77,778
                           2002                                          83,271
                           2003                                          73,800
                                                                       --------
                                             TOTAL:                    $438,730
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

                                   (Unaudited)

                         BOONTON ELECTRONICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998

NOTE 7 - COMMITMENTS AND CONTINGENCIES:

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

                                   (Unaudited)

                         BOONTON ELECTRONICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998

                                                       OPTION
                                                       ------
                                        PRICE PER SHARE      NUMBER OF SHARES
                                        ---------------      ----------------
Shares under option at
 September 30, 1994                             3.00              50,000
   Granted                                   $1.0625             130,000
   Exercised                                 $1.0625             (30,000)
   Expired                                   $1.0625             (18,750)
   Expired/surrender                         $  3.00             (50,000)
                                                                 -------
Shares under option at
 September 30, 1995                          $1.0625              81,250
   Exercised                                 $1.0625             (34,500)
   Expired                                   $1.0625                (250)
                                                                 -------
Shares under option at
 September 30, 1996                          $1.0625              46,500
   Expired                                   $1.0625             (20,000)
                                                                 -------
Shares under option at
 September 30, 1997                          $1.0625              26,500
                                                                 =======

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

                                   (Unaudited)

                         BOONTON ELECTRONICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998

                                    FISCAL YEAR                    AMOUNT
                                    -----------                    ------
                                    1998                         $  17,617
                                    1999                            17,617
                                    2000                            17,617
                                    2001                             1,468

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

                                   (Unaudited)

                         BOONTON ELECTRONICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998


                  Also on October 1, 1997, BEC entered into a Shared Facilities Agreement with B&K Precision, Inc. (B&K), a wholly owned subsidiary of GEM, as additional consideration for the above noted option. B&K shall pay BEC a monthly management fee of $15,000 and shall also pay rent at the same price per square foot as BEC for the area sublet to B&K.

              C.  Income Tax Contingencies:
                  The Company's income tax returns for the fiscal years ended September 30, 1995, 1996 and 1997 are subject to review.

NOTE 8 - COMMON AND TREASURY STOCK:

                                                                   MARCH 31,         SEPTEMBER 30
                                                                     1998                1996
                                                                     ----                ----
              Common Stock:
                  $.10 par value, authorized 5,000,000
                  shares, issued and outstanding 1,644,301
                  shares and 1,636,585 shares, respectively.       $164,430            $163,659
                                                                   ========            ========

NOTE 9 - INCOME TAXES:
         The components of the deferred tax asset are:
                                          MARCH 31,                SEPTEMBER 30,
                                          ---------                -------------
                                            1998                        1997
                                            ----                        ----
Deferred tax asset                       $2,867,591                  $2,867,591
 Less: Valuation allowance               (1,797,882)                 (1,797,882)
                                         ----------                  ----------

     Net deferred tax asset              $1,069,709                  $1,069,709
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

                                   (Unaudited)

                         BOONTON ELECTRONICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998

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

         The following is a reconciliation of income taxes at the federal statutory rate.

                                                MARCH 31,          MARCH 31,
                                                ---------          ---------
                                                   1998               1997
                                                   ----               ----
Computed income taxes at statutory rate         $  6,136           $  19,238
Recognition of net operating loss                 (6,136)            (19,238)
                                                --------           ---------
Expense/(benefit)                               $     --           $      --
                                                ========           =========

         The Company has net operating loss carry forwards for federal and state purposes approximating $6,266,666 and $8,188,055 that will not begin to expire until the year 2011 and 2003 respectively. These loss carryforwards can be utilized to reduce future taxable income dollar for dollar.

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

                                   (Unaudited)

                         BOONTON ELECTRONICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998

NOTE 10 - SEGMENT INFORMATION:

         The Company is engaged in the manufacture and sale of electronic test and measurement equipment and management considers its business as a single segment for reporting purposes.
 A. The Company's export sales were as follows:

              SIX MONTHS ENDED                                   % OF
              MARCH 31,                  AMOUNT               TOTAL SALES
              ---------                  ------               -----------

              1998                    $  1,513,156                47%
              1997                    $  1,220,232                34%

 B. Customers sales to domestic government agencies were as follows:

              SIX MONTHS ENDED                                   % OF
              MARCH 31,                  AMOUNT               TOTAL SALES
              ---------                  ------               -----------

              1998                    $     69,137                 2%
              1997                    $    748,230                21%

NOTE 11 - EARNINGS PER SHARE:

         Earnings per share have been computed by dividing net earnings by the weighted average number of common shares outstanding of 1,644,301 for 1998 and 1,606,255 for 1997. Options to purchase a total of 428,268 shares of common stock at $3.24 per share were not included because the exercise price exceeded the average market price, which would result in antidilution. Incentive stock options to purchase 26,500 shares in 1998 and 26,500 shares in 1997 were not included because they were insignificant.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF INCOME STATEMENTS

                         SIX MONTHS ENDED MARCH 31, 1998


         Sales for the six months ended March 31, 1998 were $385,318 below the prior year. The decrease in sales was primarily due to a decrease in military contract sales of $679,093 coupled with an offsetting increase in export revenues of $292,924. Gross profit decreased by $45,409 below the prior year but increased as a percentage of sales to 48.7% from 44.7%. The increase in gross margin was primarily due to the decrease in military contract sales that carry a lower margin. Commission expense decreased by $45,792 due to the decrease in sales volume. Research and development expense increased by $131,775 above the prior year as the company continues to concentrate on developing new products. Other operating expenses decreased by $77,364 below the prior year. Net income was $18,048 versus a prior year's $56,581 and earnings per share were $0.01 versus $0.04.

         The March 31, 1998 inventory balance was $71,371 below the December 31, 1997 balance and was $14,783 above the September 30, 1997 balance. Trade receivables decreased by $140,366 due primarily to the decreased sales volume. The current ratio of 2.24 at March 31, 1998 was the same as it was at September 30, 1997.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   BOONTON ELECTRONICS CORPORATION



                                   By: /s/ YVES GUYOMAR
                                       -------------------------------------
                                           Yves Guyomar, President and Chief
                                           Executive Officer
                                           Date: May 14, 1998



                                   By: /s/ JOHN E. TITTERTON
                                       -------------------------------------
                                           John E. Titterton, Vice President
                                           Finance, Secretary/Treasurer
                                           Date: May 14, 1998


May 14, 1998

                         BOONTON ELECTRONICS CORPORATION

                             INDEX TO EXHIBIT FILED
                     IN THE QUARTERLY REPORT ON FORM 10-QSB
                     FOR THE SIX MONTHS ENDED MARCH 31, 1998


EXHIBIT NO.                                                                 PAGE
-----------                                                                 ----
    27        Financial Data Sheet                                           20