Form 10QSB
period 1998-06-30
BOONTON ELECTRONICS CORP
filed 1998-07-29
CIK 13191

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

[ ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

FOR THE NINE MONTHS ENDED JUNE 30, 1998
                          -------------

Commission File No. 0-2364
                    ------------------------------------------------------------

                         BOONTON ELECTRONICS CORPORATION
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its Charter)

             New Jersey                              22-1543137
  ---------------------------------     ----------------------------------------
   (State or other jurisdiction of                 (IRS Employer
    incorporation or organization)             Identification Number)


       25 Eastmans Road, P. O. Box 465, Parsippany, New Jersey 07054-0465
--------------------------------------------------------------------------------
              (Address of principal or executive office)       (Zip Code)

                                  973-386-9696
--------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)


"Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days."
YES [X] NO [ ]

Shares Outstanding:

June 30, 1998         1,644,301
June 30, 1997         1,636,585

                                        (Unaudited)

                              BOONTON ELECTRONICS CORPORATION

                                       BALANCE SHEET

       ASSETS                                              June 30, 1998   September 30, 1997
       ------                                              -------------   ------------------
Current assets:
    Cash and cash equivalents                               $   119,609       $   121,620
    Trade receivables                                           835,147         1,051,887
    Inventories                                               1,333,012         1,306,115
    Deferred tax benefits                                        81,058            81,058
    Other current assets                                        238,830           333,325
                                                            -----------       -----------

Total current assets                                          2,607,656         2,894,005
                                                            -----------       -----------

Plant and equipment-net                                         474,198           534,023
                                                            -----------       -----------
Other assets:
    Deferred tax benefit                                        988,651           988,651
    Security deposits                                            70,066            71,169
                                                            -----------       -----------

Total other assets                                            1,058,717         1,059,820
                                                            -----------       -----------

Total assets                                                $ 4,140,571       $ 4,487,848
                                                            ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Note payable                                            $    66,698       $    63,379
    Related party loans                                          43,530            93,530
    Accounts payable - trade                                    451,109           800,931
    Other current liabilities                                   415,952           284,528
    Unsecured claims payable (Chapter 11
      settlement) current                                       153,372            48,491
                                                            -----------       -----------

Total current liabilities                                     1,130,661         1,290,859
Note payable - noncurrent                                       330,238           375,351
Related party loans - noncurrent                                218,970           218,970
Unsecured claims payable (Chapter 11
  settlement) - noncurrent                                           --           153,372
                                                            -----------       -----------
Total liabilities                                             1,679,869         2,038,552
                                                            -----------       -----------
 Commitments and contingencies

Stockholders' equity:
    Common stock                                                164,430           163,659
    Capital in excess of par                                  4,637,866         4,613,637
    Deficit                                                  (2,341,594)       (2,328,000)
                                                            -----------       -----------

Total stockholders' equity                                    2,460,702         2,449,296
                                                            -----------       -----------

Total liabilities and stockholders' equity                  $ 4,140,571       $ 4,487,848
                                                            ===========       ===========

The accompanying footnotes are an integral part of these statements.

                            (Unaudited)

                  BOONTON ELECTRONICS CORPORATION

                      STATEMENT OF OPERATIONS

                                       For the Nine Months Ended
                                    June 30, 1998     June 30, 1997
                                    -------------     -------------

Net sales                            $ 4,642,057       $ 5,403,070
Cost of goods sold                     2,332,550         3,046,285
                                     -----------       -----------
Gross profit                           2,309,507         2,356,785
                                     -----------       -----------

Operating expenses:
  Commissions                            456,585           526,436
  Research and development               748,102           538,137
  Other operating expenses             1,070,322         1,189,298
                                     -----------       -----------
Total operating expenses               2,275,009         2,253,871
                                     -----------       -----------

Income from operations                    34,498           102,914
                                     -----------       -----------

Interest expense                          37,163            34,329
Other expense                             10,929            27,186
                                     -----------       -----------
Total other expenses                      48,092            61,515
                                     -----------       -----------

Income/(loss) before provision for
  income taxes                           (13,594)           41,399
Provision for income taxes                    --                --
                                     -----------       -----------

Net income/(loss)                        (13,594)           41,399
Stockholders' equity - beginning       2,449,296         2,217,952
Common stock sold                         25,000           200,000
                                     -----------       -----------

Stockholders' equity  - ending       $ 2,460,702       $ 2,459,351
                                     ===========       ===========
Weighted average number of shares
  Outstanding                          1,644,301         1,616,365
                                     ===========       ===========

Earnings/(loss) per share:           $     (0.01)      $      0.03
                                     ===========       ===========


The accompanying footnotes are an integral part of these statements.

                                   (Unaudited)

                         BOONTON ELECTRONICS CORPORATION

                             STATEMENT OF OPERATIONS

                                             For the Three Months Ended
                                           June 30, 1998     June 30, 1997
                                           -------------     -------------

Net sales                                   $ 1,422,653       $ 1,798,348
Cost of goods sold                              680,347         1,054,173
                                            -----------       -----------
Gross profit                                    742,306           744,175
                                            -----------       -----------

Operating expenses:
  Commissions                                   122,166           146,225
  Research and development                      254,380           176,190
  Other operating expenses                      372,058           413,670
                                            -----------       -----------
Total operating expenses                        748,604           736,085
                                            -----------       -----------

Income/(loss) from operations                    (6,298)            8,090
                                            -----------       -----------

Interest expense                                 10,602            14,683
Other expense                                    14,742             8,589
                                            -----------       -----------
Total other expenses                             25,344            23,272
                                            -----------       -----------

Income/(loss) before provision for income
  taxes                                         (31,642)          (15,182)
Provision for income taxes                           --                --
                                            -----------       -----------

Net income/(loss)                               (31,642)          (15,182)
Stockholders' equity - beginning              2,492,344         2,474,533
                                            -----------       -----------

Stockholders' equity  - ending              $ 2,460,702       $ 2,459,351
                                            ===========       ===========
Weighted average number of shares
  Outstanding                                 1,644,301         1,636,585
                                            ===========       ===========

Earnings/(loss) per share:                  $     (0.02)      $     (0.01)
                                            ===========       ===========

The accompanying footnotes are an integral part of these statements.

                                   (Unaudited)

                         BOONTON ELECTRONICS CORPORATION

                             STATEMENT OF CASH FLOWS

                                                    For the Nine Months Ended
                                                  June 30, 1998   June 30, 1997
                                                  -------------   -------------
Cash provided/(used) by operations:
Net income/(loss)                                  $ (13,594)      $  41,399
Adjustments to reconcile net income:
    Depreciation & amortization                       60,391          32,013
Decrease/(increase) in current assets:
    Accounts receivable                              216,740         (69,151)
    Inventories                                      (26,897)        (75,361)
    Other current assets                              94,495         (50,745)
Increase/(decrease) in current liabilities:
    Accounts payable                                (349,822)        113,092
    Chapter 11 settlement - current                  (48,491)        (48,133)
    Accrued liabilities                              131,424         (51,119)
                                                   ---------       ---------

Net cash provided/(used) by operations                64,246        (108,005)
                                                   ---------       ---------

Cash flows from investing activities:
    Purchase of equipment                               (565)       (342,451)
    Other                                              1,103          (6,276)
                                                   ---------       ---------

Net cash provided/(used) by investing activities         538        (348,727)
                                                   ---------       ---------

Cash flows from financing activities:
    Increase notes payable                                --         317,038
    Payments on loans                                (91,795)        (29,115)
    Proceeds from sale of stock                       25,000         200,000
                                                   ---------       ---------

Net cash provided/(used) by financing activities     (66,795)        487,923
                                                   ---------       ---------

Increase/(decrease) in cash and cash equivalents      (2,011)         31,191

Cash and cash equivalents at beginning of period     121,620         113,041
                                                   ---------       ---------

Cash and cash equivalents at end of period         $ 119,609       $ 144,232
                                                   =========       =========

The accompanying footnotes are an integral part of these statements.

                                   (Unaudited)

                         BOONTON ELECTRONICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1998

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
                        (Unaudited)

                                   (Unaudited)

                         BOONTON ELECTRONICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1998

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

                                   (Unaudited)

                         BOONTON ELECTRONICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1998

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

         In accordance with S.A.S. Sections 560.03, the Company has adjusted downward all liability accounts that were affected by the confirmed Plan of Reorganization entered on November 15, 1994. Therefore, the financial statements reflect the maximum liabilities to creditors under the Chapter 11 proceedings and the Plan of Reorganization. The settlement of unsecured claims under the confirmed Plan of Reorganization totaling 35% of allowed claims for accounts payable and accrued expenses provided for the following payments to be made subsequent to November 15, 1994:

         %
        --
        10       From after tax proceeds from termination of the company's
                 pension plan
         5       One year after initial payout
         5       Two years after initial payout
        15       Three years after initial payout

         Pre-petition liabilities in accordance with the November 15, 1994 confirmed plan of reorganization were compromised of the following:

Accounts payable                                           $    702,233
Accrued expenses:
  Commissions payable                                           126,370
  Vacation pay                                                   96,250
  Severance pay                                                  25,108
  Other                                                          78,282
                                                           ------------

       Total September 30, 1994                               1,028,243

Court authorized payments/adjustments                           (75,073)
                                                           ------------
Balance subject to settlement                                   953,170
Amount discharged and/or paid to date                          (799,798)
                                                           ------------
       Chapter 11 settlement total June 30, 1998           $    153,372
                                                           ============

                           (Unaudited)

                 BOONTON ELECTRONICS CORPORATION
                  NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 1998

NOTE 3 - INVENTORIES
                                       June 30,      September 30,
                                         1998            1997
                                      ----------     -------------

Raw material                          $  753,792      $  639,045
Work in process                          441,577         577,337
Finished goods                           137,643          89,733
                                      ----------      ----------
Total inventories                     $1,333,012      $1,306,115
                                      ==========      ==========


NOTE 4 - PLANT AND EQUIPMENT:

                                       June 30,      September 30,
                                         1998            1997
                                      ----------     -------------

Building and improvements             $   62,329      $   62,329
Machinery and equipment                1,657,819       1,657,819
Office furniture and fixtures            583,083         582,518
Transportation equipment                  13,188          13,188
                                      ----------      ----------
      Total                            2,316,419       2,315,854
Less Accumulated depreciation          1,842,221       1,781,831
                                      ----------      ----------
      Net depreciated cost            $  474,198      $  534,023
                                      ==========      ==========

NOTE 5 - NOTES PAYABLE

                                       June 30,      September 30,
                                         1998            1997
                                      ----------     -------------

A. Board of Directors:
     Notes, subordinated to NJEDA
     loan, dated February 6, 1995,
     payable in monthly installments
     of $5,449 including interest at
     9% per annum through September
     30, 2001:                        $  262,500      $  262,500
   Less current portion                   43,530          43,530
                                      ----------      ----------
   Noncurrent portion                 $  218,970      $  218,970
                                      ==========      ==========

Interest expense for the fiscal years ended September 30, 1997 and 1996 amounted to $24,757 and $24,019, respectively. No principal payments were made due to these notes being subordinated to the NJEDA loan.

                                   (Unaudited)

                         BOONTON ELECTRONICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1998


                                       June 30,      September 30,
                                         1998            1997
                                      ----------     -------------

B.  New Jersey Economic Development
    Authority:
    Notes, dated July 31, 1996,
    payable in monthly installments
    of $7,620 including interest at
    6.75% per annum through June 30,
    2003:                             $  396,936      $  438,730
    Less current portion                  66,698          63,379
                                      ----------      ----------
    Noncurrent portion                $  330,238      $  375,351
                                      ==========      ==========

Interest expense for the fiscal years ended September 30, 1997 and 1996 amounted to $23,066 and $1,042, respectively. Future principal payments under the terms of the agreement are as follows:

                Fiscal Year                            Amount
                -----------                          ---------
                    1998                             $  63,379
                    1999                                67,855
                    2000                                72,647
                    2001                                77,778
                    2002                                83,271
                    2003                                73,800
                                                     ---------
                                     TOTAL:          $ 438,730
                                                     =========

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

                                   (Unaudited)

                         BOONTON ELECTRONICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1998

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

                                   (Unaudited)

                         BOONTON ELECTRONICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1998

                                                        Option
                                                        ------
                                            Price per share  Number of shares
                                            ---------------  ----------------
Shares under option at
 September 30, 1994                                3.00            50,000
   Granted                                   $     1.0625         130,000
   Exercised                                 $     1.0625         (30,000)
   Expired                                   $     1.0625         (18,750)
   Expired/surrender                         $     3.00           (50,000)
                                                                  -------
Shares under option at
 September 30, 1995                          $     1.0625          81,250
   Exercised                                 $     1.0625         (34,500)
   Expired                                   $     1.0625            (250)
                                                                  -------
Shares under option at
 September 30, 1996                          $     1.0625          46,500
   Expired                                   $     1.0625         (20,000)
                                                                  -------
Shares under option at
 September 30, 1997                          $     1.0625          26,500
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

                           Fiscal Year                       Amount
                           -----------                       ------
                              1998                         $ 227,400
                              1999                           300,000
                              2000                           300,000
                              2001                           300,000

              The Company leases office equipment under a five-year operating lease with an option to upgrade after three years that it intends to exercise. The annual lease payment for the term of the lease is $17,617. Future lease payments required under the operating lease are as follows:

                                   (Unaudited)

                         BOONTON ELECTRONICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1998

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

                                   (Unaudited)

                         BOONTON ELECTRONICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1998


             Also on October 1, 1997, BEC entered into a Shared Facilities Agreement with B&K Precision, Inc. (B&K), a wholly owned subsidiary of GEM, as additional consideration for the above noted option. B&K shall pay BEC a monthly management fee of $15,000 and shall also pay rent at the same price per square foot as BEC for the area sublet to B&K.

         C.  Income Tax Contingencies:
             The Company's income tax returns for the fiscal years ended September 30, 1995, 1996 and 1997 are subject to review.

NOTE 8 - COMMON AND TREASURY STOCK:

                                                                 June 30,     September 30
                                                                   1998           1996
                                                                 --------     ------------
         Common Stock:
             $.10 par value, authorized 5,000,000
             shares, issued and outstanding 1,644,301
             shares and 1,636,585 shares, respectively.          $ 164,430       $ 163,659
                                                                 =========       =========

NOTE 9 - INCOME TAXES:
         The components of the deferred tax asset are:

                                                                  June 30,       September 30,
                                                                    1998             1997
                                                                  --------       -------------

Deferred tax asset                                               $ 2,867,591     $ 2,867,591
 Less: Valuation allowance                                        (1,797,882)     (1,797,882)
                                                                 -----------     -----------

     Net deferred tax asset                                      $ 1,069,709     $ 1,069,709
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

                                   (Unaudited)

                         BOONTON ELECTRONICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1998

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

         The following is a reconciliation of income taxes at the federal statutory rate.

                                                    June 30,         June 30,
                                                      1998             1997
                                                    --------         --------
Computed income taxes at statutory rate             $ (4,622)        $ 14,016
Recognition of net operating loss                      4,622          (14,076)
                                                    --------         --------
Expense/(benefit)                                   $     --         $     --
                                                    ========         ========

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

                                   (Unaudited)

                         BOONTON ELECTRONICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1998

NOTE 10 - SEGMENT INFORMATION:

         The Company is engaged in the manufacture and sale of electronic test and measurement equipment and management considers its business as a single segment for reporting purposes.
A.    The Company's export sales were as follows:

        Nine Months Ended                                % of
             June 30,                Amount           Total Sales
             --------                ------           -----------

               1998                $ 1,961,972            42%
               1997                $ 1,599,665            30%

B.    Customers sales to domestic government agencies were as follows:

        Nine Months Ended                                % of
             June 30,                Amount           Total Sales
             --------                ------           -----------

               1998                $   167,422             4%
               1997                $ 1,285,374            24%

NOTE 11 - EARNINGS PER SHARE:

         Earnings per share have been computed by dividing net earnings by the weighted average number of common shares outstanding of 1,644,301 for 1998 and 1,616,365 for 1997. Options to purchase a total of 428,268 shares of common stock at $3.24 per share were not included because the exercise price exceeded the average market price, which would result in antidilution. Incentive stock options to purchase 26,500 shares in 1998 and 26,500 shares in 1997 were not included because they were insignificant.

           MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL STATEMENTS

                         NINE MONTHS ENDED JUNE 30, 1998


         Sales for the nine months ended June 30, 1998 were $761,013 below the prior year due to delays for expected orders that were booked in late June 1998. Cost of goods sold was $713,735 below the prior year due to the lower volume in sales. The gross profit, as percentage of sales improved to 49.8% versus the prior year's 43.6%. The increase in the gross margin percentage was due to increased sales that carry a higher gross margin. Research and development expense was higher than the prior year by $209,965 due to increased efforts in new product development. The other operating expense categories were $188,827 below the prior year. Income from operations was $68,416 below the prior year due to the decreased sales volume coupled with the increase in development expense. There was a net loss of $13,594 versus a prior year's net income of $41,399.

         The June 30, 1998 production inventory balance was $30,754 below the September 30, 1997 balance. The demonstrator inventory balance increased by $57,651 over the September balance for demonstrator additions for new products. Accounts receivable was down $216,740 from September's balance. The current ratio at June 30, 1998 was 2.30 versus September's 2.24.

         The company's backlog at June 30, 1998 was $1,675,806, which was $500,000 above the backlog balance as of September 30, 1997. Bookings for the quarter and month ended June 30, 1998 were $2,029,976 and $1,213,032, respectively. It was the best bookings quarter since the fourth quarter in fiscal 1992 and it was the best bookings month since May 1990.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 BOONTON ELECTRONICS CORPORATION



                                      By:  /s/ YVES GUYOMAR
                                           -------------------------------------
                                               Yves Guyomar, President and Chief
                                               Executive Officer
                                               Date: July 27, 1998



                                      By:  /s/ JOHN E. TITTERTON
                                           -------------------------------------
                                               John E. Titterton, Vice President
                                               Finance, Secretary/Treasurer
                                               Date: July 27, 1998

                         BOONTON ELECTRONICS CORPORATION

                             INDEX TO EXHIBIT FILED
                     IN THE QUARTERLY REPORT ON FORM 10-QSB
                     FOR THE NINE MONTHS ENDED JUNE 30, 1998


Exhibit No.                                                     Page
-----------                                                     ----
    27                    Financial Data Sheet                   20