Form 10KSB
period 1998-09-30
BOONTON ELECTRONICS CORP
filed 1999-01-13
CIK 13191

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                           THE SECURITIES ACT OF 1934

                  For the fiscal year ended September 30, 1998
                         Commission File Number 2-17411

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


Check whether the Company (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Company's net revenues for the year ended September 30, 1998 were $6,849,143.

The aggregate market value of the voting stock held by non-affiliates of the Company on December 18, 1998 was $282,591.

The number of shares outstanding of the Company's Common Stock, par value $.10 per share, on December 18, 1998 was 2,310,970.

Portions of the 1998 Annual Report of Company are incorporated in Parts I, II and III of this From 10-KSB. This report consists of 36 consecutively numbered pages. The Exhibit Index appears on page 35.

                         INFORMATION REQUIRED IN REPORT

This 1998 report on Form 10-KSB contains certain statements that are not historical facts and are considered "forward-looking statements" (as defined in the Private Securities Act of 1995) which can be identified by terms/phrases such as "believes", "expects", "may", "should", "anticipates", "the negatives thereof", "goals" and/or "future expectations". Such forward-looking statements involve opinions and predictions based on current information and assumptions, and no assurance can be given that the future results will be achieved since events or results may materially differ as a result of risks and uncertainties facing the Company. These include, but are not limited to, economic, market or regulatory conditions, competition, and investment risks, as well as risks associated with the Company's entry into new markets, diversification and catastrophic events.

                                     PART I

Item 1.   DESCRIPTION OF BUSINESS.
     (a)  BUSINESS DEVELOPMENT.
          The Company is a New Jersey Corporation organized in 1947. Since October 1, 1995, there have been no bankruptcy, receivership or similar proceedings with respect to the Company. Effective October 1, 1997, the Company dissolved its two wholly owned subsidiaries, Boonton International Sales Corporation and Integra, Inc. Also, since October 1, 1995, there has been no purchase or disposition of any material amount of assets otherwise in the ordinary course of business; and there have been no material changes in the mode of conducting business.
     (b)  BUSINESS OF COMPANY.

          (1) The Company designs and produces electronic testing and measuring instruments including power meters, voltmeters and modulation meters. Recent models are microprocessor controlled and are often used in computerized automatic testing systems. The Company's equipment is marketed throughout the world to commercial and government customers in the electronics industry.

          (2) The Company markets and distributes its products throughout the United States and abroad through some 13 domestic sales representatives and 24 foreign distributors. Representatives sell on a commission basis, while distributors buy products for resale at discounted ex-factory prices. Its representatives and distributors also handle the products of other manufacturers, although these are not generally competitive with the Company's products except that some items handled by foreign distributors may be somewhat competitive.

          (3)  Not applicable.

          (4) The Company is in competition with other manufacturers, several of which are larger than the Company and have larger professional staffs and greater financial and technical resources. Some of these companies are Hewlett-Packard, IFR/Marconi, Rhode and Schwarz, and Anritsu.

          (5) The Company obtains raw materials from a variety of sources. Neither the sources nor the availability of essential raw materials are considered to play any significant part in the Company's business.

          (6) During this fiscal year ended September 30, 1998 approximately 5% of the Company's sales were made to the United States Government and agencies thereof. The Company believes that an additional substantial portion of purchases made by its non-Governmental customers are related to the filling of orders placed with such customers by the United States Government and agencies thereof. The Company is not able to determine the percentage of sales associated with purchases from non-Governmental customers that are related to the filling of orders placed by the United States Government and agencies thereof.

          (7) The trademark "Boonton" was registered in the United States Patent and Trademark Office on February 18, 1997 (Reg. No. 2,038,515). The Company does not have any other patents, trademarks, licenses, franchises, concessions, and royalty agreements or labor contracts.

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

          (10) During the fiscal year ended September 30, 1998, the Company spent approximately $992,461 on company-sponsored research and development activities. The Company spent approximately $735,528 on such activities during the fiscal year ended September 30, 1997. The Company does not currently have any customer-sponsored research and development activities.

          (11) The New Jersey Department of Environmental Protection (the "NJDEP") has conducted an investigation concerning disposal, at a facility in New Jersey previously leased by the Company, of certain materials formerly used by the Company's manufacturing operations at that site and the possible effect of such disposal on the aquifer underlying the property. The disposal practices and the use of the materials in question were discontinued in 1978. The Company has cooperated with the NJDEP investigation and has been diligently pursuing the matter in an attempt to resolve it as rapidly as NJDEP operating procedures permits. The Company and the NJDEP have agreed upon a plan to correct ground water contamination at the site, located in the Township of Parsippany-Troy Hills, pursuant to which wells have been installed at an estimated cost to the Company of $300,000. The plan contemplates that the wells will be operated and that soil and water samples will be taken and analyzed until such time (which the Company is unable to predict) as contamination levels satisfactory to the NJDEP are attained. Operating expenditures incurred by the Company during the fiscal year ended September 30, 1998 in connection with the site amounted to approximately $57,205. The Company estimates that operating expenditures in this regard during the current fiscal year, including the costs of operating the wells and taking and analyzing soil and water samples, will amount to approximately $52,000.
          (12) As of September 30, 1998 the Company had 48 full time employees.

Item 2.   DESCRIPTION OF PROPERTY.

     (a) The Company entered into a lease agreement, effective October 1, 1994, with 25 Eastmans Road Associates, Ltd. to lease approximately 30, 000 square feet of a facility located in Hanover Township, New Jersey. Effective October 1, 1997, the Company added approximately 3,300 square feet to its existing lease. The additional space plus a portion of the initial leased space was sub-let to B+K Precision. The agreement with B+K Precision is further explained in NOTE 8. to the Company's financial statements filed herewith. The term of the lease agreement is for seven years beginning on October 1, 1994 and ending on September 30, 2001. The lease also contains an option to extend the term of the lease by five years. (b) and (c) Not applicable.

Item 3.   LEGAL PROCEEDINGS.

     (a) Reference is made to the discussion in Item 1.(b)(11) above regarding an investigation by the NJDEP concerning certain discontinued disposal practices of the Company and their effect on the soil and ground water at a certain facility formerly occupied by the Company. No administrative or judicial proceedings have been commenced in connection with such investigation. The owner of the Parsippany-Troy Hills facility has notified the Company, that if the investigation proves to interfere with the sale of the property, it may seek to hold the Company liable for any resulting damages. Since May 1983, the owner has been on notice of this problem and has failed to institute any legal proceedings with respect thereto. While this does not bar the owner from instituting a suit, it is the opinion of the Company's legal counsel that it is doubtful that the owner would prevail on any claim due to the fact that such a claim would be barred by the statute of limitations.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          Not applicable.

                                     PART II

Item 5.   MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

     (a)  MARKET INFORMATION.

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

                    For the Quarter Ended            High               Low
                    ---------------------            ----               ---
                            12/31/96                 1 5/8             1 1/4
                             3/31/97                 1 3/8             1 1/8
                             6/30/97                1 7/16            1 1/16
                             9/30/97                 1 1/4             1 1/8
                            12/31/97                 1 1/8             29/32
                             3/31/98                     1             13/16
                             6/30/98                   7/8             11/16
                             9/30/98                 1 1/8             13/32

     (b)  HOLDER.

          There were 659 record holders of the Company's common stock as of December 18, 1998.

     (c)  DIVIDENDS.

     (1) There were no cash dividends declared on the Company's common stock for the fiscal years ended September 30, 1998 and 1997. The Company does not anticipate paying any dividends on the common stock in the foreseeable future.

     (2)  Not applicable.

Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.

     (a)  RESULTS OF OPERATIONS.

          (i)  1998 VERSUS 1997

               Net sales of $6,849,143 for the fiscal year 1998 was $359,914 or 4.9% below the prior year. Gross profit increased to 49.9 % of sales versus a prior year 42.6% as the reduced revenue was primarily in military sales that carry lower profit margins.

               Commission expense increased to 10.3% of sales versus 9.9% of sales for the prior year due to the decreased military contract revenues that carry lower commission rates. Income from operations was $285,348 or 4.2% of sales as compared to a prior years $71,845 or 1.0% of sales. Research and development expenses increased $256,933 over the prior year as the company put increased emphasis on new products. The other operating expense categories decreased $113,978 as the company continued to take steps to hold these costs down.

               Other expenses increased to $85,809 due to higher interest costs, higher environmental expenses and lower gain on sale of assets. In fiscal 1997 the gain on sales of assets was higher due to the sale of machine tools when the company shut down its machine shop operations. The net income was $142,959 versus a prior year income of $31,344. Earnings per share was $.09 versus a prior year $.02.

               Accounts receivable increased to $1,299,281 due to sales in the month of September of approximately $1,000,000. Inventories increased $138,130 to $1,444,245. $69,250 of the inventory increase was due to increased demonstrator equipment capitalized as a result of new product introductions. $68,880 of the inventory increase was for manufacturing purposes in preparation for October and November 1998 shipments. The average production turnover was 2.7 compared to 3.4 the prior year. The current ratio was 2.1 to 1 versus a prior year 2.2 to 1. The Company's order backlog at September 30, 1998 was $981,668 as compared to $1,176,119 at September 30, 1997.

               The Company has now reported two consecutive years of profits and as noted above the net income for fiscal 1998 was $142,959 or $111,615 greater than the prior year. The Company expects to exceed the current year's revenues and net income in fiscal 1999.

          (ii) 1997 VERSUS 1996

               Net sales of $7,209,057 for the fiscal year 1997 were $1,170,721 or 19.4% above the prior year. Domestic sales increased $1,400,296 that reflected a recovery from the overall industry decline experienced in fiscal 1996 included with an increase of $607,603 in military contract revenues that resulted from the major Air Force contracts awarded in August 1996. International sales declined by $229,575 from the prior year as a result of economic difficulties in Europe.

               The company had a gross income of $3,068,958 or 42.6% of sales. Commission expense decreased to 9.9% sales versus 10.6% of sales for the prior year due to the increased military contract revenues that carry a lower commission rate. There was a profit from operations of $71,845 compared to a prior year loss from operations of $448,315. During the year management continued to take steps to reduce operating costs. With the exception of commission expense all other categories of operating expense decreased in total by $156,276 when compared to fiscal 1996.

               Other expenses increased to $40,501 in fiscal 1997 versus $25,886 in fiscal 1996. The increase was primarily due to increased interest expense associated with the increased borrowings pursuant to the New Jersey Economic Development Authority (NJEDA) direct loan. The company borrowed an additional $394,071 under the NJEDA loan during the fiscal year, however, it should be noted that no further borrowings shall occur subsequent to July 31, 1997. There was a $51,660 gain realized from the sale of assets that resulted from the Company's sale of all of machine shop equipment. The machine shop department was eliminated during the fiscal year with all machined parts now being purchased from outside sources.

               The profit before taxes and special charges was $31,344 versus a prior year loss of $474,201. There were no taxes or special charges during the fiscal year resulting in a net income of $31,344 or $0.02 earnings per share versus a prior year net loss of $1,049,679 or $0.72 loss per share.

               Accounts receivable increased to $1,051,887 from the prior year end balance of $971,342, however, the average collection period declined to 51.2 days from the prior year's 59.9 days. Inventories increased to $1,306,115 from a $1,210,940 prior year balance. It should be noted that $51,820 of the increase in inventories was associated with the capitalization of demonstrator equipment. The average production inventory turnover increased to 3.4 times as compared to a prior year's 2.8 times. The current ratio was 2.2 to 1 versus a prior year's
2.3 to 1. The working capital at year end was $1,603,146 versus the prior year's $1,495,987. The Company's order backlog at September 30, 1997 was $1,176,115 as compared to its backlog at September 30, 1996 that was $1,362,193.

               It is important to note that after six years of losses the Company reported a profit before taxes and special charges of $31,344 for the fiscal year ended September 30, 1997. The Company attained its goal of $7.2 million in revenues for the fiscal year and management expects to match or exceed that level of revenues in fiscal year 1998. Also the Company, in August 1997, was notified of a military contract award for the Marines that upon completion should total approximately $1 million in revenues.

     (b)  LIQUIDITY AND CAPITAL RESOURCES.

     The Company's working capital for the fiscal years ended September 30, 1998 and 1997 was $1,684,369 and $1,603,146, respectively.

     On February 6, 1995, The Board of Directors loaned $300,000 at 14% interest per annum to the Company. Initially these loans were scheduled to be repaid by April 1995 however due to the Company's need to maintain the use of the proceeds from these loans repayment was waived. Effective September 1, 1995, the interest rate for these loans was reduced to 9% per annum. Repayment of these loans is now covered by a Subordination Agreement by and between the Directors and the New Jersey Economic Development Authority (NJEDA) in accordance with the terms of a loan the Company has with NJEDA that is discussed below.

     On July 31, 1996, the Company executed a Direct Loan Agreement by and between the Company and the NJEDA. The agreement provided for a direct loan of $500,000 at 6 3/4% per annum. The proceeds of the loan are to be used primarily for the acquisition of capital assets. As of September 30, 1998, the Company had used $484,090 of the loan amount and had repaid principal of $103,261.

     Total debt-to-capital at September 30, 1998 was 80.2% compared to 83.2% the prior year-end. During 1999 the Company expects to finance capital spending and working capital requirements with cash provided from operations.

     The Company is of the opinion that it shall be Year 2000 compliant before the end of its fiscal year 1999. The final system required to be Year 2000 compliant should be the installation of a new integrated computer software. This installation is expected to be completed by June 1999 and shall cost approximately $90,000.

Item 7.   FINANCIAL STATEMENTS.

          Reference is made to the financial statements and supplementary data appearing on the pages of this report set forth below.

                                                                         Page(s)
                                                                         -------
Independent Auditors' Report                                               16
Balance Sheets as of September 30, 1998 and 1997                           17
Statements of Operations for the Years
  Ended September 30, 1998, 1997 and 1996                                  18
Statements of Changes in Stockholders Equity
  for the Years Ended September 30, 1998, 1997 and  1996                   19
Statements for Cash Flows for the Years Ended
  September 30, 1998, 1997 and 1996                                        20
Notes to Financial Statements                                              22

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          Not applicable.

                                    PART III

Item 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

         Listed below are the names and ages of the directors of the Company, all positions and offices held by each such person and the period or periods during which he has served in such positions and offices. All are now directors and were elected to their present term of office at Annual Meetings of Shareholders as set forth in the table below. The By-Laws of the Company provide for a Board of Directors consisting of up to seven members. No candidacy is the subject of any arrangement or understanding between such director and any other person or persons, except the directors and officers of the Company acting solely in that capacity.

         All of the directors listed below have been engaged for the past five years in the "Principal Occupation" listed below.

                                                Position with Issuer              Period As
Name                               Age          and Principal Occupation          Director
----                               ---          ------------------------          --------
Elected 1998 with terms expiring in 2001:
-----------------------------------------
Jack Frucht                         84          Director; retired Chairman      1947 - Present
                                                of the Board and Chief
                                                Executive Officer
                                                of the Corporation

Ronald T. DeBlis                    74          Director; retired Dun &         1981 - Present
                                                Bradstreet

Yves Guyomar                        61          Director, President and         1997 - Present
                                                CEO of the Corporation
Elected 1997 with terms expiring in 2000:
-----------------------------------------
John M. Young                       80          Director, retired Vice          1947 - Present
                                                President and Operations
                                                Manager of the Corporation

Abel Sheng                          57          Director, President, Raamco     1996 - Present
                                                International, Inc. and         1991 - 1994
                                                Sidco Investments, Inc.,
                                                Investment companies
Elected 1996 with terms expiring in 1999:
-----------------------------------------
Daniel Auzan                        55          Director, Chairman of           1996 - Present
                                                The Board, President
                                                Directeur General,
                                                General de Mesure et de
                                                Maintenance Electronique, S.A.

Otto H. York                        88          Director, Vice Chairman         1969 - Present
                                                Of the Board, President,
                                                York Resources, Inc.
----------------------------------------------------------------------------------------------

         Listed below are the names and ages of the executive officers of the Company and the period during which they have served as such. Each officer generally serves for a term of one year at the pleasure of the Board of Directors. The selection of none of the officers is the subject of any arrangement or understanding between such officer and any other person or persons, except the directors and officers of the Company acting solely in that capacity.

                               Position with Issuer              Period As
Name                   Age     and Principal Occupation          Officer
----                   ---     ------------------------          -------
Yves Guyomar           61      President and Chief Executive     1997 - Present
                               Officer
John E. Titterton      49      Vice President Finance and        1986 - Present
                               Secretary/Treasurer
-------------------------------------------------------------------------------

         Mr. Guyomar is employed as President and CEO of the Company for a period expiring April 15, 1999 pursuant to an agreement that provides for an annual salary of $140,000. This agreement provides that should Mr. Guyomar's employment is terminated by the Company during the term of the agreement other than for "cause" (as defined in the agreement) the Company will continue to pay his salary through the end of the term.

         Mr. Guyomar was a member of the Board of Directors and Sales and Marketing Director of General Electronique, Brive, France in 1996. Previously from 1982 to 1995 he was General Manager of the Technique and Industrial Center for TRT, a subsidiary of Phillips, in Brive. The Technique and Industrial Center had a staff of 1,000 employees that included 100 engineers and technicians in Research and Development. The center specialized in Radio Frequency equipment for military applications and in microwave link for public and private communication. Mr. Guyomar, from the University of Lille, Lille, France, holds a Diploma of Engineering in electronics and microwave. The Board of Directors appointed him President and CEO in April 1997.

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


                                         Summary Compensation Table

                                                                     Long-Term
Name and                     Annual                 Compensation    Compensation      All other
Principal Position      Year       Salary         Bonus      Other      Awards      Compensation
------------------      ----     -----------      -----      -----  ------------    ------------
Yves L. Guyomar         1998     $   140,000       N/A        N/A        N/A             N/A
  President & CEO
Yves L. Guyomar         1997     $   105,000       N/A        N/A        N/A             N/A
  President & CEO
Ronald T. DeBlis        1996             N/A       N/A        N/A        N/A             N/A
  President & CEO
Otto H. York            1996             N/A       N/A        N/A        N/A             N/A
  President & CEO
Holmes Bailey           1996     $    72,962       N/A        N/A        N/A         $32,308
  President & CEO


Note: Pre-requisites and other personal benefits, securities or property to each officer did not exceed either $50,000 or 10% of such executive salary and bonus

     (b)  BOARD OF DIRECTORS COMPENSATION:

         Those Directors of the Company who are not salaried officers (Messrs. Auzan, DeBlis, Frucht, Sheng, York and Young) are paid Directors' fees at the rate of $10,000 per year, in quarterly installments, plus $500 per scheduled meeting of the Board or any committee. The Board has, by resolution, agreed to be paid fifty percent (50%) of their fees for the fiscal year 1997.

     (c)  AGGREGATED FISCAL YEAR-END OPTION VALUES:

         Not applicable.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

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

                                  Number of Shares
                                  Beneficially Owned         Percentage
Beneficial Owner                  on December 18, 1998       of Ownership
--------------------------------------------------------------------------------
Daniel Auzan (Director)                      --                   --
C/o General Electronique SA
ZI de Bracheux
16 rue Joseph Cugnot
60000 Beauvais
France

Ronald T. DeBlis (Director)             105,315                 4.56%
37 Farmstead Road
Short Hills, NJ 07087

Jack Frucht (Director)                   78,449                 3.39%
380 Mountain Road, Apt. #512
Union City, NJ 07087

Yves Guyomar                             41,667                 1.85%
(President and Director)
1012 Gates Court
Morris Plains, NJ 07950

Abel Sheng (Director)                   360,466*               15.60%
270 Sylvan Avenue
Englewood Cliffs, NJ 07632

Otto H. York (Director)                 347,754                15.05%
130 Hempstead Court
Madison, NJ 07940

John M. Young (Director)                172,273**               7.45%
9749 Maplecrest Circle, SE
Lehigh Acres, FL 33936

G.E.M. USA, Inc.                        540,933                23.41%

Sidco Investment, Inc.                   62,755*                2.72%

All directors and officers            1,722,212***             74.12%
As a group (8 persons)

--------------------------------------------------------------------------------
    * Mr. Sheng is the indirect beneficial owner of the shares owned by Sidco Investment, Inc.
    ** Includes 6,000 shares owned by his wife, to which Mr. Young is claims beneficial ownership.
    *** Includes 12, 500 shares which may be acquired on exercise of outstanding options.
--------------------------------------------------------------------------------

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          None.

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K.

          Exhibits: (See Page 35 for Index to Exhibits filed in the Annual Report on Form 10-KSB for the year ended September 30, 1998.)

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

                Report on Form 10-KSB for the year ended September 30, 1996, and incorporated herein by reference.
          10.7 Report on Form 8-K dated February 26, 1996 for "Other Events", "Purchase of Treasury Stock", effective February 23, 1996. Filed as an Exhibit in the Annual Report on Form 10-KSB for the year ended September 30, 1996, and incorporated herein by reference.
          10.8 Report on Form 8-K dated March 18, 1996 for "Other Events", "Purchase of Treasury Stock", effective March 7, 1996. Filed as an Exhibit in the Annual Report on Form 10-KSB for the year ended September 30, 1996, and incorporated herein by reference.
          10.9 Report on Form 8-K dated January 7, 1997 for "Other Events", "Purchase of Stock", effective December 9, 1996. Filed as an
                Exhibit in the Annual Report on Form 10-KSB for the year ended September 30, 1996, and incorporated herein by reference.
          10.10 Report on Form 8-K dated June 18, 1997 for "Other Events", "Purchase of Stock", effective June 9, 1997. Filed as an Exhibit in the Annual Report on Form 10-KSB for the year ended September 30, 1997, and incorporated herein by reference.
          10.11 Report of on Form 8-K dated July 7, 1997 for "Other Events", "Purchase of Stock" and "Appointment of President and CEO", effective June 30, 1997. Filed as an Exhibit in the Annual Report on Form 10-KSB for the year ended September 30, 1997, and incorporated herein by reference.
          10.12 Employment Agreement with Yves Guyomar effective April 16 1997. Filed as an Exhibit in the Annual Report on Form 10-KSB for the year ended September 30, 1997, and incorporated herein by reference.
          10.13 Shared Manufacturing and Facilities Agreement between Boonton Electronics Corporation and G.E.M. Illinois, Inc. dated October 1, 1997. Filed as an Exhibit in the Annual Report on Form 10-KSB for the year ended September 30, 1997, and incorporated herein by reference.
          27.   Financial Data Schedule filed herewith.

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

                                   BOONTON ELECTRONICS CORPORATION
                                   -------------------------------
                                            (Company)

                                   By  /s/ YVES GUYOMAR
                                       -------------------------------
                                           Yves Guyomar, President and
                                           Chief Executive Officer
                                           Date: January 8, 1999

          Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                             Title                          Date
---------                             -----                          ----

By /s/ RONALD T. DEBLIS        Director                         January 8, 1999
   ---------------------
       Ronald T. DeBlis


By /s/ YVES GUYOMAR            Director, President and          January 8, 1999
   ---------------------       Chief Executive Officer
       Yves Guyomar            (principal executive officer)


By /s/ JACK FRUCHT             Director                         January 8, 1999
   ---------------------
       Jack Frucht


By /s/ OTTO H. YORK            Director, Vice Chairman          January 8, 1999
   ---------------------       of the Board
       Otto H. York


By /s/ JOHN E. TITTERTON       Secretary and                    January 8, 1999
   ---------------------       Treasurer (principal
       John E. Titterton       financial and accounting
                               officer)

                           INDEPENDENT AUDITORS REPORT

To the Board of Directors and Shareholders
Boonton Electronics Corporation and Subsidiaries


       We have audited the accompanying Balance Sheets of Boonton Electronics Corporation as of September 30, 1998 and 1997 and the related Statements of Operations, Changes in Stockholders' Equity and Cash Flows for the years then ended. We have also audited the Consolidated Statements of Operations, Changes in Stockholders' Equity and Cash Flows of Boonton Electronics Corporation and Subsidiaries for the year ended September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Boonton Electronics Corporation as of September 30, 1998 and 1997 and Boonton Electronics Corporation and Subsidiaries as of September 30, 1996, and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.


                                             By /s/ I. WEISMANN ASSOCIATES
                                                --------------------------------
                                                    CERTIFIED PUBLIC ACCOUNTANTS
                                                    Morristown, New Jersey

November 30, 1998

                         BOONTON ELECTRONICS CORPORATION
                                 BALANCE SHEETS

                                                           SEPTEMBER 30,
                                                     --------------------------
                                                        1998           1997
                                                     -----------    -----------
ASSETS:
Current assets:
  Cash and cash equivalents                          $   113,812    $   121,620
  Trade receivable (Note 1)                            1,299,281      1,051,887
  Inventories (Notes 1 & 3)                            1,444,245      1,306,115
  Deferred tax benefit (Note 10)                          86,000         81,058
  Prepaid expenses                                       318,442        333,325
                                                     -----------    -----------
    Total current assets                               3,261,780      2,894,005
                                                     -----------    -----------
Property and equipment - net (Notes 1 & 4)               457,160        534,023
                                                     -----------    -----------
Other assets:
    Deferred tax benefit (Note 10)                       927,129        988,651
    Deposits                                              70,121         71,169
                                                     -----------    -----------
    Total other assets                                   997,250      1,059,820
                                                     -----------    -----------
    Total assets                                     $ 4,716,190    $ 4,487,848
                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
    Note payable (Note 6)                            $    73,333    $    63,379
    Related party loans (Note 6)                          43,530         93,530
    Accounts payable                                     783,247        800,931
    Other current liabilities                            527,366        284,528
    Unsecured claims payable (Chapter 11 settlement)
    - current (Notes 2)                                  144,993         48,491
                                                     -----------    -----------
    Total current liabilities                          1,572,469      1,290,859
Note payable - non current (Note 6)                      307,496        375,351
Related party loans (Note 6)                             218,970        218,970
Unsecured claims payable (Chapter 11
settlement) non current (Note 2)                              --        153,372
                                                     -----------    -----------
    Total liabilities                                  2,098,935      2,038,552
                                                     -----------    -----------

Commitments and contingencies (Note 8)
Stockholders' equity:
    Common stock (Note 9)                                164,430        163,659
    Capital in excess of par                           4,637,866      4,613,637
    Deficit                                           (2,185,041)    (2,328,000)
                                                     -----------    -----------
    Total stockholders' equity                         2,617,255      2,449,296
                                                     -----------    -----------
    Total liabilities and stockholders' equity       $ 4,716,190    $ 4,487,848
                                                     ===========    ===========

        The accompanying notes are an integral part of these statements.

                                    BOONTON CORPORATION
                                 STATEMENTS OF OPERATIONS

                                                         Years Ended September 30,
                                                 -----------------------------------------
                                                     1998          1997            1996
                                                 -----------    -----------    -----------
Net sales                                        $ 6,849,143    $ 7,209,057    $ 6,038,336
Cost of sales                                      3,431,001      4,140,099      3,408,580
                                                 -----------    -----------    -----------
Gross profit                                       3,418,142      3,068,958      2,629,756
                                                 -----------    -----------    -----------
Operating expenses:
    Commissions                                      708,561        715,835        640,517
    Research and development                         992,461        735,528        921,827
    Other operating expenses                       1,431,772      1,545,750      1,515,727
                                                 -----------    -----------    -----------
    Total operating expenses                       3,132,794      2,997,113      3,078,071
                                                 -----------    -----------    -----------
Income/(loss) from operations                        285,348         71,845       (448,315)
                                                 -----------    -----------    -----------
Other (income)/expense:
    Interest expense                                  52,096         47,823         27,709
    Gain on sale of assets                            (3,700)       (51,660)        (1,000)
    Environmental expense                             57,205         43,173         51,879
    Interest income                                   (1,302)        (4,257)       (39,390)
    Other (income)/expense                           (18,490)         5,422        (13,312)
                                                 -----------    -----------    -----------
      Total other expense                             85,809         40,501         25,886
                                                 -----------    -----------    -----------
Income/(loss) before taxes and special charges
                                                     199,539         31,344       (474,201)
Income taxes                                          56,580             --        225,073
                                                 -----------    -----------    -----------
Income/(loss) before special charges
                                                     142,959         31,344       (699,274)
Special charges (Note 12)                                 --             --       (350,405)
                                                 -----------    -----------    -----------

Net income/(loss)                                $   142,959    $    31,344    $(1,049,679)
                                                 ===========    ===========    ===========
Earnings/(loss) per common share (Note 13):
    Earnings/(loss) from continuing
      operations                                 $       .09    $       .02    $      (.48)
    Special charges                                       --             --           (.24)
                                                 -----------    -----------    -----------

    Net earnings/(loss)                          $       .09    $       .02    $      (.72)
                                                 ===========    ===========    ===========


            The accompanying notes are an integral part of these statements.

                                    BOONTON ELECTRONICS CORPORATION
                             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             YEARS ENDED SEPTEMBER 30, 1998, 1997, AND 1996


                                                Additional     Retained       Treasury
                      Number of   Common Stock    Paid-in      Earnings/      Shares at
                       Shares      Par Value      Capital      (Deficit)        cost           Total
                    -----------   ------------  -----------   -----------    -----------    -----------
Balance 9/30/95       1,522,085   $   152,209   $ 4,388,431   $  (940,812)   $  (932,291)   $ 2,667,537
Exercise of stock
  options                34,500         3,450        33,206            --             --         36,656
Treasury stock
  reissued                   --            --            --      (368,853)       932,291        563,438
Net income -
  year ended
  9/30/96                    --            --            --    (1,049,679)            --     (1,049,679)
                    -----------   -----------   -----------   -----------    -----------    -----------

Balance 9/30/96       1,556,585       155,659     4,421,637    (2,359,344)            --      2,217,952
Exercise of stock
  options                80,000         8,000       192,000            --             --        200,000

Net income -
  year ended
  9/30/97                    --            --            --        31,344             --         31,344
                    -----------   -----------   -----------   -----------    -----------    -----------
Balance 9/30/97       1,636,585       163,659     4,613,637    (2,328,000)            --      2,449,296
Exercise of stock
  option                  7,716           771        24,229            --             --         25,000
Net income -
  year ended
  9/30/98                    --            --            --       142,959             --        142,959
                    -----------   -----------   -----------   -----------    -----------    -----------
Balance 9/30/98       1,644,301   $   164,430   $ 4,637,866   $(2,185,041)   $        --    $ 2,617,255
                    ===========   ===========   ===========   ===========    ===========    ===========

                    The accompanying notes are an integral part of these statements.

                         BOONTON ELECTRONICS CORPORATION
                            STATEMENTS OF CASH FLOWS


                                                      Years Ended September 30,
                                              -----------------------------------------
                                                 1998            1997           1996
                                              -----------    -----------    -----------
Cash flows from operating activities:
Net income/(loss)                             $   142,959    $    31,344    $(1,049,679)
Adjustments to reconcile net income:
     Depreciation and amortization                 89,113         60,398         27,335
     Deferred taxes                                56,580             --        223,873
     Gain on sale of equipment                     (3,700)       (51,660)        (1,000)
Decrease/(increase) in current assets:
     Accounts receivable                         (247,394)       (80,545)        40,638
     Inventories                                 (138,130)       (95,175)        (7,582)
     Prepaid expenses                              14,883       (102,985)        33,230
Increase/(decrease) in current liabilities:
     Accounts payable                             (17,684)       331,049        181,754
     Accrued expenses                             242,838       (253,800)       120,566
     Chapter 11 settlement-current                 96,502             --        (53,024)
                                              -----------    -----------    -----------
     Net cash provided/(used) by operating
        activities                                235,967       (161,374)      (483,889)
                                              -----------    -----------    -----------
Cash flows from investing activities:
     Proceeds from sale of assets                   3,700         51,660          1,000
     Purchase of equipment                        (12,250)      (430,563)       (89,024)
     Other                                          1,048         (3,401)            --
                                              -----------    -----------    -----------
     Net cash provided/(used) by
       investing activities                   $    (7,502)   $  (382,304)   $   (88,024)
                                              -----------    -----------    -----------

        The accompanying notes are an integral part of these statements.

                         BOONTON ELECTRONICS CORPORATION
                            STATEMENTS OF CASH FLOWS


                                                          Years Ended September 30,
                                                     -----------------------------------
                                                       1998         1997         1996
                                                     ---------    ---------    ---------
Cash flows from financing activities:
Treasury stock reissued                              $      --    $      --    $ 932,291
Excess cost of treasury stock reissued                      --           --     (368,853)
Increase in notes payable                                   --      394,071       90,019
Payments on loans                                      (57,901)     (43,681)     (99,444)
Related party borrowings                                    --       50,000           --
Payments on related party loans                        (50,000)          --           --
Chapter 11 settlement-non current                     (153,372)     (48,133)     (52,283)
Proceeds from stock options exercised                   25,000      200,000       36,656
                                                     ---------    ---------    ---------
    Net cash provided/(used) by financing
      Activities                                      (236,273)     552,257      538,386
                                                     ---------    ---------    ---------
Increase/(decrease) in cash and cash equivalents
                                                        (7,808)       8,579      (33,527)
Cash and cash equivalents at beginning
                                                       121,620      113,041      146,568
                                                     ---------    ---------    ---------
Cash and cash equivalents at ending                  $ 113,812    $ 121,620    $ 113,041
                                                     =========    =========    =========

Supplemental disclosures of cash flow information:
     Income taxes paid                               $  21,136    $   1,425    $   1,025
                                                     =========    =========    =========
     Interest paid                                   $  28,061    $  33,575    $  33,082
                                                     =========    =========    =========

        The accompanying notes are an integral part of these statements.

                         BOONTON ELECTRONICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998

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

          The Company markets and distributes its products throughout the United States and abroad through some 13 domestic sales representatives and 24 foreign distributors. Representatives sell on a commission basis, while distributors buy products for resale at discounted ex-factory prices. Its representatives and distributors also handle the products of other manufacturers, although these are not generally competitive with the Company's products except that some items handled by foreign distributors may be somewhat competitive.

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

     E. Property, plant and equipment - Depreciation and amortization are calculated by the straight-line method for financial reporting purposes at rates based on the following estimated useful lives:

                  Building and improvement                         39
                  Machinery and equipment                        5-10
                  Office furniture and fixtures                  5-10
                  Transportation equipment                          3

                         BOONTON ELECTRONICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998

          The accelerated cost recovery system and modified accelerated cost recovery system is used for income tax purposes. Cost of major renewals and betterment's that extend the life of the property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expenses as incurred.

     F. Financial risk - The Company regularly maintains bank account balances in excess of FDIC insurable limit.

     G. Income Taxes - The Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" which requires a company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in a Company's financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement carrying amounts and tax basis of assets and liabilities using expected tax rates in effect in the years in which the differences are expected to reverse. The Company recognized the benefit of net operating loss carry forwards applying the valuation allowance which requires that the tax benefit be limited based on the weight of available evidence and the probability that some portion of the deferred tax asset will not be realized.

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

                         BOONTON ELECTRONICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998


NOTE 2 -  PROCEEDINGS UNDER CHAPTER 11:

          The Company operated under Chapter 11 proceedings for the period September 7, 1993 through November 15, 1994 when, on the later date, an order confirming the Plan of Reorganization was entered by the United States Bankruptcy Court, District of New Jersey.. The settlement of unsecured claims under the confirmed Plan of Reorganization totaling 35% of allowed claims for accounts payable and accrued expenses provided for the following payments to be made subsequent to November 15, 1994:

10% From after tax proceeds from termination of the company's pension plan
 5% One year after initial payment
 5% Two years after initial payment
15% Three years after initial payment (Paid in full October 30, 1998.)

          Pre-petition liabilities in accordance with the November 15, 1994 confirmed Plan of Reorganization were compromised of the following: Accounts payable $702,233 Accrued expenses:

     Commissions payable                            126,370
     Vacation pay                                    96,250
     Severance pay                                   25,108
     Other                                           78,282
                                                -----------

       Total September 30, 1994                   1,028,243

Court authorized payments/adjustments               (75,073)
                                                -----------
Balance subject to settlement                       953,170
Amount discharged and/or paid to date               808,177
                                                -----------

Chapter 11 settlement total September 30,1998   $   144,993
                                                ===========

                         BOONTON ELECTRONICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998

NOTE 3 - INVENTORIES
                                          September 30,
                                  ------------------------------
                                     1998                 1997
                                  ----------          ----------

Raw material                      $  707,729          $  639,045
Work in process                      532,470             577,337
Finished Goods                       204,046              89,733
                                  ----------          ----------
Total inventories                 $1,444,245          $1,306,115
                                  ==========          ==========


NOTE 4 - PROPERTY, PLANT AND EQUIPMENT:

                                          September 30,
                                  ------------------------------
                                     1998                 1997
                                  ----------          ----------
Building and improvements         $   62,329          $   62,329
Machinery and equipment            1,670,068           1,657,819
Office furniture and fixtures        582,518             582,518
Transportation equipment              13,188              13,188
                                  ----------          ----------
      Total                        2,328,103           2,315,854
Less Accumulated depreciation      1,870,943           1,781,831
                                  ----------          ----------
      Net depreciated cost        $  457,160          $  534,023
                                  ==========          ==========

NOTE 5 - RESULTS OF OPERATIONS:

          The Company reported a net income of $142,959 for the current fiscal year ended September 30, 1998. This was an increase of $111,615 over the net income of $31,344 reported for the fiscal year ended September 30, 1997.

          The loss for the fiscal year ended September 30, 1996 was primarily attributable to; a) the reduced sales volume; b) recurring costs for research and development in connection with the approval for a "CE" mark necessary for international sales and; c) severance pay for a former employee

                         BOONTON ELECTRONICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998

NOTE 6 - NOTES PAYABLE
                                                         September 30,
                                                 ------------------------------
                                                    1998                1997
                                                 -----------        -----------
A. Board of Directors:
     Notes, subordinated to NJEDA
     loan,dated February 6, 1995,
     payable in monthly installments of
     $5,449 including interest at 9% per
     annum through September 30, 2001:           $   262,500        $   262,500
   Less current portion                               43,530             43,530
                                                 -----------        -----------
Non current portion                              $   218,970        $   218,970
                                                 ===========        ===========

Interest expense for the fiscal years ended September 30, 1998 and 1997 amounted to $24,035 and $24,757, respectively. No principal payments were made due to these notes being subordinated to the NJEDA loan.

                                                         September 30,
                                                 ------------------------------
                                                    1998                1997
                                                 -----------        -----------
B.  New Jersey Economic Development
      Authority:
      Notes, dated July 31, 1996, payable in
      Monthly installments of $1,352
      Including interest at 6.75% per
      Annum through June 30, 2003:               $   380,829        $   438,730
   Less current portion                               73,333             63,379
                                                 -----------        -----------
Non current portion                              $   307,496        $   375,351
                                                 ===========        ===========

Interest expense for the fiscal years ended September 30, 1998 and 1997 amounted to $28,061 and $23,066, respectively. Future principal payments under the terms of the agreement are as follows:

                Fiscal Year                                           Amount
                -----------                                          --------
                   1999                                              $ 73,333
                   2000                                                72,647
                   2001                                                77,778
                   2002                                                83,271
                   2003                                                73,800
                                                                     --------
                                        TOTAL:                       $380,829
                                                                     ========

                         BOONTON ELECTRONICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998

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

NOTE 8 - COMMITMENTS AND CONTINGENCIES:

         Commitments:
         A.    Retirement Plans:
               Effective July 1, 1989, the Company adopted a defined contribution plan for all eligible employees. In accordance with Internal Revenue Code Section 401(k), the plan provides for elective deferral of up to 15% of total compensation. The plan further provided for a Company matching contribution of 25% of the elective deferral amount of each participant that did not exceed 6% of total compensation. Effective January 1, 1994, the matching Company contribution was suspended due to the company's financial condition and pending reorganization. Effective October 1, 1995, the Company reinstated a matching contribution at 50% of the elective deferral amount for each participant that does not exceed 6% of total compensation. The amounts charged to operations were $33,792 and $37,581 for the years ended September 30, 1998 and 1997, respectively.

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

                         BOONTON ELECTRONICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998

                                         Option
                             --------------------------------
                             Price per share Number of shares
                             --------------- ----------------
Shares under option at
 September 30, 1995            $     1.0625       81,250
   Exercised                   $     1.0625      (34,500)
   Expired                     $     1.0625         (250)
                                                 -------
Shares under option at
 September 30, 1996            $     1.0625       46,500
   Expired                     $     1.0625      (20,000)
                                                 -------
Shares under option at
 September 30, 1997            $     1.0625       26,500
                                                 =======
Shares under option at
 September 30, 1998            $     1.0625       26,500
                                                 =======


Lease Commitments

               Subsequent to the sale of the Company's facility in Randolph, New Jersey on September 28, 1994, the company entered into a seven-year lease for its present office and manufacturing facility in Hanover Township, New Jersey with a five-year renewal option. Rent that was charged to operations for the fiscal year ended September 30, 1998 totaled $227,400. Annual rent for the initial seven-year term is $227,400 for the first four years and $300,00 for years five through seven.
               Future minimum lease payments required under the operating lease are as follows:

                                Fiscal Year                     Amount
                                -----------                    -------
                                1999                           300,000
                                2000                           300,000
                                2001                           300,000

               The Company leases office equipment under a five-year operating lease with an option to upgrade after three years that it intends to exercise. The annual lease payment for the term of the lease is $17,617. Future lease payments required under the operating lease are as follows:

                         BOONTON ELECTRONICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998

                               Fiscal Year                      Amount
                               -----------                     -------
                               1999                            $17,617
                               2000                             17,617
                               2001                              1,468

Contingencies:
         A.    Environmental Contingencies:
                 Following an investigation by the New Jersey Department of
               Environmental Protection (NJDEP) of the Company's waste disposal practices at a certain site that it formerly leased, the Company put a ground water management plan into effect as approved by the Department. Costs associated with this site are charged directly to income as incurred. The owner of this site has notified the Company that if the NJDEP investigation proves to have interfered with a sale of the property, the owner may seek to hold the Company liable for any loss it suffers as a result. However, corporate counsel has informed management that, in their opinion, the lessor would not prevail in any lawsuit filed due to the imposition by law of the statute of limitations.
                 Costs charged to operations in connection with the water
               management plan amounted to $57,205 and $43,173 for the years ended September 30, 1998 and 1997, respectively. The Company estimates the expenditures in this regard for the fiscal year ending September 30, 1999 will amount to approximately $52,000. The Company will continue to be liable under the plan in all future years until such time as the NJDEP releases it from all obligations applicable thereto.

         B.    Contingent Subscription and Option Agreement:
                 On June 30, 1997, the Board of Directors of Boonton Electronics
               Corporation (BEC) agreed to enter into a Subscription and Option Agreement with G.E.M. USA, Inc. (GEM), a wholly-owned subsidiary of General de Mesure et de Maintenance Electronique, S.A. (GMME), whereby GEM shall have the option to buy 435,984 shares of the common stock of BEC at an option price of $3.24 per share. The term of the option agreement shall be for a period of two years. GEM paid BEC $25,000 for this option and simultaneously purchased 7,716 shares of BEC's common stock from the corporation for an additional $25,000.

                         BOONTON ELECTRONICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998

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

NOTE 9 - COMMON AND TREASURY STOCK:
                                                            September 30,
                                                         --------------------
                                                           1998        1997
                                                         --------    --------
         Common Stock:
           $.10 par value authorized 5,000,000
           shares, issued and outstanding 1,644,301
           shares and 1,636,585 shares, respectively.    $164,430    $163,659
                                                         ========    ========

NOTE 10 -INCOME TAXES:
         The components of the deferred tax asset are:
                                                        September 30,
                                                   ------------------------
                                                      1998          1997
                                                   ----------    ----------
Deferred tax asset                                 $2,788,561    $2,867,591
 Less: Valuation allowance                         (1,775,432)   (1,797,882)
                                                   ----------    ----------

     Net deferred tax asset                        $1,013,129    $1,069,709
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

                         BOONTON ELECTRONICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998

         The ultimate realization of this deferred income tax asset depends on the ability to generate sufficient taxable income in the future. The Company is undergoing substantial restructuring changes and has made strategic realignments of its operations in association with its Plan of Reorganization that management believes will result in future profitability. While it is management's belief that these measures will allow the total deferred income tax asset to be realized by future operating results, the losses in recent years and a desire to be conservative make it appropriate to record a valuation allowance.

         Accordingly, the Company has provided a valuation allowance (based on estimated future taxable income) for the portion of the total deferred income tax asset that will not be realized as related to the operating loss carry forward.

Income tax laws allow for the utilization of loss carry forwards over periods not to exceed 15 and 7 years for Federal and State purposes, respectively. If the Company is not able to generate sufficient taxable income in the future through operating results, increases in the valuation allowance will be required through a charge to expense (reducing stockholder's equity). In the event the Company reports sufficient profitability to use all of the deferred income tax assets, the valuation allowance will be eliminated through a credit to expense (increasing stockholder's equity).

              The provision for income taxes consists of the following:

                                     September 30,
                             -----------------------------
                               1998                 1997
                             ---------           ---------
Current:
    Federal                  $  38,622           $ 443,904
    State                       17,958             129,125
                             ---------           ---------
                                56,580             573,029
                             ---------           ---------
Deferred:
     Federal                   (36,342)           (443,094)
     State                     (20,238)           (129,125)
                             ---------           ---------
                               (56,580)           (573,029)
                             ---------           ---------
     Total                   $      --           $      --
                             =========           =========

                         BOONTON ELECTRONICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998

The following is a reconciliation of income taxes of the federal statutory rate with income taxes recorded by the Company:
                                                           September 30,
                                                      -------------------------
                                                        1998             1997
                                                      ---------       ---------
Computed income taxes at statutory rate               $  56,580       $ 573,029
Recognition of net operating loss                       (56,580)       (573,029)
Increase/(decrease) in tax asset valuation allowance    (56,580)       (932,286)
IC-DISC dissolution                                          --         932,286
                                                      ---------       ---------

Expense/(Benefit)                                     $      --       $      --
                                                      =========       =========

         The Company has net operating loss carry forwards for federal and state purposes approximating $6,067,127 and $8,063,752 that shall have expired in the year 2011and 2003, respectively. These loss carry forwards can be utilized to reduce future taxable income dollar for dollar.

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
A.       The Company's export sales were as follows:

            Years Ended                              % of
           September 30,        Amount           Total Sales
           -------------      ----------         -----------
              1998            $2,392,508             35%
              1997             2,369,499             33%
              199              2,599,074             42%

                         BOONTON ELECTRONICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998

B.       Customers sales to domestic government agencies were as follows:

            Years Ended                              % of
           September 30,        Amount           Total Sales
           -------------        ------           -----------

               1998          $  321,850               5%
               1997           1,514,792              21%
               1996             907,189              15%

NOTE 12 - SPECIAL CHARGES:

         In accordance with the GMME agreement, the Company was required to obtain an agreement, acceptable to GMME, with the New Jersey Department of Environmental Protection for finalizing the clean up of a site it formerly leased. In order to fulfill this requirement, it was necessary for the Company to incur and accrue charges of $271,772, for the year ended September 30, 1996, from its environmental consultants and counsel that were deemed not to be in the ordinary course of business. Other components of the total special charge amount of $350,405 in 1996 were $45,000 for anticipated settlement for the Sharkey Landfill and $33,633 penalty from the NJDEP for a missed monitoring event at the site formerly leased.

NOTE 13 - EARNINGS PER SHARE:

         Earnings/(loss) per share have been computed by dividing net earnings /(loss) by the weighted average number of common shares outstanding of 1,644,301 for 1998, 1,621,462 for 1997 and 1,460,730 for 1996. Options to purchase a total of 443,700 shares of common stock at $3.24 per share were not included because the exercise price exceeded the average market price that would result in anti dilution. Incentive stock options to purchase 26,500 shares in 1998, 26,500 shares in 1997 and 46,500 shares in 1996 were not included because they were insignificant.

                         BOONTON ELECTRONICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998

NOTE 14 - QUARTERLY FINANCIAL DATA:

September 30, 1998                   1st Qtr.          2nd Qtr.           3rd Qtr.         4th Qtr.
------------------                  ----------        ----------         ----------       ----------
Sales                               $1,657,200        $1,562,204         $1,422,653       $2,207,086
Gross Profit                           799,625           767,576            742,306        1,108,635
Net income/(loss)                       18,209              (161)           (31,642)         156,553
Earnings/(loss)
  per share                                .01               .00               (.02)             .10

September 30, 1997                   1st Qtr.          2nd Qtr.           3rd Qtr.         4th Qtr.
------------------                  ----------        ----------         ----------       ----------

Sales                               $1,811,075        $1,793,647         $1,798,348       $1,805,987
Gross Profit                           823,780           788,830            744,175          712,173
Net income/(loss)                       25,377            31,204            (15,182)         (10,055)
Earnings/(loss)
  per share                                .02               .02               (.01)            (.01)

                         BOONTON ELECTRONICS CORPORATION

                             INDEX TO EXHIBITS FILED
                       IN THE ANNUAL REPORT ON FORM 10-KSB
                      FOR THE YEAR ENDED SEPTEMBER 30, 1998


     27.  Financial Data Schedule ...........................................36