Form 10QSB
period 1998-12-31
BOONTON ELECTRONICS CORP
filed 1999-01-29
CIK 13191

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE THREE MONTHS ENDED DECEMBER 31, 1998

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

                                                   YES [X] NO [ ]

Shares Outstanding:

DECEMBER 31, 1998              2,387,332
DECEMBER 31, 1997              1,644,301

                                        (Unaudited)

                              BOONTON ELECTRONICS CORPORATION

       Assets                                        December 31, 1998     September 30, 1998
       ------                                        -----------------     ------------------
Current assets:
    Cash and cash equivalents                            $    47,429           $   113,812
    Trade receivables                                        844,593             1,299,281
    Inventories                                            1,542,061             1,444,245
    Deferred tax benefits                                     86,000                86,000
    Other current assets                                     442,212               318,442
                                                         -----------           -----------

Total current assets                                       2,962,295             3,261,780
                                                         -----------           -----------

Plant and equipment-net                                      438,241               457,160
                                                         -----------           -----------
Other assets:
    Deferred tax benefit                                     927,129               927,129
    Security deposits                                         70,121                70,121
                                                         -----------           -----------

Total other assets                                           997,250               997,250
                                                         -----------           -----------

Total assets                                             $ 4,397,786           $ 4,716,190
                                                         ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
    Note payable                                         $    69,032           $    73,333
    Related party loans                                       43,530                43,530
    Accounts payable - trade                                 605,839               783,247
    Other current liabilities                                233,829               527,366
    Unsecured claims payable (Chapter 11
      settlement) current                                                          144,993
                                                         -----------           -----------

Total current liabilities                                    952,230             1,572,469
Note payable - noncurrent                                    289,840               307,496
Related party loans - noncurrent                             218,970               218,970
                                                         -----------           -----------
Total liabilities                                          1,461,040             2,098,935
                                                         -----------           -----------
 Commitments and contingencies

Stockholders' equity:
    Common stock                                             238,733               164,430
    Capital in excess of par                               5,005,563             4,637,866
    Deficit                                               (2,307,550)           (2,185,041)
                                                         -----------           -----------

Total stockholders' equity                                 2,936,746             2,617,255
                                                         -----------           -----------

Total liabilities and stockholders' equity               $ 4,397,786           $ 4,716,190
                                                         ===========           ===========

The accompanying footnotes are an integral part of these statements.

                                        (Unaudited)

                              BOONTON ELECTRONICS CORPORATION

                                                             For the Three Months Ended
                                                     December 31, 1998      December 31, 1997
                                                     -----------------      -----------------
Net sales                                                $ 1,507,840           $ 1,657,200
Cost of goods sold                                           875,998               857,575
                                                         -----------           -----------
Gross profit                                                 631,842               799,625
                                                         -----------           -----------

Operating expenses:
  Commissions                                                136,098               194,395
  Research and development                                   234,534               235,376
  Other operating expenses                                   357,270               351,638
                                                         -----------           -----------
Total operating expenses                                     727,902               781,409
                                                         -----------           -----------

Income/(loss) from operations                                (96,060)               18,216
                                                         -----------           -----------

Interest expense                                              14,487                13,534
Other expense/(income)                                        11,564               (13,527)
                                                         -----------           -----------
Total other expenses                                          26,051                     7
                                                         -----------           -----------

Income/(loss) before provision for
  income taxes                                              (122,111)               18,209
Provision for income taxes                                       398                    --
                                                         -----------           -----------

Net income/(loss)                                           (122,509)               18,209
Stockholders' equity - beginning                           2,617,255             2,449,296
Common stock sold                                            442,000                25,000
                                                         -----------           -----------

Stockholders' equity  - ending                           $ 2,936,746           $ 2,492,505
                                                         ===========           ===========
Weighted average number of shares
  outstanding                                              2,243,775             1,644,301
                                                         ===========           ===========

Earnings/(loss) per share:                               $     (0.05)          $      0.01
                                                         ===========           ===========

The accompanying footnotes are an integral part of these statements.

                                        (Unaudited)

                              BOONTON ELECTRONICS CORPORATION

                                                          For the Three Months Ended
                                                    December 31, 1998     December 31, 1997
                                                    ------------------    -----------------
Cash provided/(used) by operations:
Net income                                               $(122,509)            $  18,209
Adjustments to reconcile net income:
    Depreciation & amortization                             21,929                20,130
(Gain) on sale of fixed assets                                (150)               (3,700)
Decrease/(increase) in current assets:
    Accounts receivable                                    454,688               145,237
    Inventories                                            (97,816)              (86,154)
    Other current assets                                  (123,770)              (48,699)
Increase/(decrease) in current liabilities:
    Accounts payable                                      (177,408)               78,159
    Chapter 11 settlement - current                       (144,993)              (48,491)
    Accrued liabilities                                   (293,537)              (78,401)
                                                         ---------             ---------

Net cash provided/(used) by operations                    (483,566)               (3,710)
                                                         ---------             ---------

Cash flows from investing activities:
    Purchase of equipment                                   (3,010)                 (565)
    Proceeds from sale of assets                               150                 3,700
                                                         ---------             ---------

Net cash provided/(used) by investing activities            (2,860)                3,135
                                                         ---------             ---------

Cash flows from financing activities:
    Payments on loans                                      (21,957)              (65,380)
    Proceeds from sale of stock                            442,000                25,000
                                                         ---------             ---------

Net cash provided/(used) by financing activities           420,043               (40,380)
                                                         ---------             ---------

Increase/(decrease) in cash and cash equivalents           (66,383)              (40,955)

Cash and cash equivalents at beginning of period           113,812               121,620
                                                         ---------             ---------

Cash and cash equivalents at end of period               $  47,429             $  80,655
                                                         =========             =========

The accompanying footnotes are an integral part of these statements.

                                   (Unaudited)
                         BOONTON ELECTRONICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

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

                                   (Unaudited)

                         BOONTON ELECTRONICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

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

                                   (Unaudited)

                         BOONTON ELECTRONICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

NOTE 2 - PROCEEDINGS UNDER CHAPTER 11:

         The Company operated under Chapter 11 proceedings for the period September 7, 1993 through November 15, 1994 when, on the later date, the order confirming the Plan of Reorganization was entered by the United States Bankruptcy Court, District of New Jersey. The settlement of unsecured claims under the confirmed Plan of Reorganization totaling 35% of allowed claims for accounts payable and accrued expenses provided for the following payments to be made subsequent to November 15, 1994:

        %
       ---
        10      From after tax proceeds from termination of the company's
                pension plan
         5      One year after initial payout
         5      Two years after initial payout
        15      Three years after initial payout

         Pre-petition liabilities in accordance with the November 15, 1994 confirmed plan of reorganization were compromised of the following:
Accounts payable                                                      $ 702,233
Accrued expenses:
     Commissions payable                                                126,370
     Vacation pay                                                        96,250
     Severance pay                                                       25,108
     Other                                                               78,282
                                                                      ---------

          Total September 30, 1994                                    1,028,243

Court authorized payments/adjustments                                   (75,073)
                                                                      ---------
Balance subject to settlement                                           953,170
Amount discharged and/or paid to date                                  (953,170)
                                                                      ---------
Chapter 11 settlement total December 31,1998                          $      --
                                                                      =========

                                   (Unaudited)

                         BOONTON ELECTRONICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

NOTE 3 - INVENTORIES
                                            December 31,1998  September 30,1998
                                            ----------------  -----------------

Raw material                                   $  798,342         $  707,729
Work in process                                   564,535            532,470
Finished goods                                    179,184            204,046
                                               ----------         ----------
Total inventories                              $1,542,061         $1,444,245
                                               ==========         ==========


NOTE 4 - PLANT AND EQUIPMENT:
                                            December 31,1998  September 30,1998
                                            ----------------  -----------------

Building and improvements                      $   62,329         $   62,329
Machinery and equipment                         1,673,078          1,670,068
Office furniture and fixtures                     582,518            582,518
Transportation equipment                           13,188             13,188
                                               ----------         ----------
      Total                                     2,331,113          2,328,103
Less Accumulated depreciation                   1,892,872          1,870,943
                                               ----------         ----------
      Net depreciated cost                     $  438,241         $  457,160
                                               ==========         ==========

NOTE 5 - NOTES PAYABLE
                                            December 31,1998  September 30,1998
                                            ----------------  -----------------
A. Board of Directors:
      Notes, subordinated to NJEDA
      loan, dated February 6, 1995,
      payable in monthly installments of
      $5,449 including interest at 9% per
      annum through September 30, 2001:        $  262,500         $   262,500
     Less current portion                          43,530              43,530
                                               ----------         -----------
     Noncurrent portion                        $  218,970         $   218,970
                                               ==========         ===========

Interest expense for the fiscal years ended September 30, 1998 and 1997 amounted to $24,035 and $24,757, respectively. No principal payments were made due to these notes being subordinated to the NJEDA loan.

                                   (Unaudited)

                         BOONTON ELECTRONICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

                                            December 31,1998  September 30,1998
                                            ----------------  -----------------
B.  New Jersey Economic Development
    Authority:
    Notes, dated July 31, 1996, payable in
    Monthly installments of $7,620
    Including interest at 6.75% per
      annum through June 30, 2003:             $  358,872         $   380,829
   Less current portion                            69,032              73,333
                                               ----------         -----------
   Noncurrent portion                          $  289,840         $   307,496
                                               ==========         ===========

Interest expense for the fiscal years ended September 30, 1998 and 1997 amounted to $28,061 and $23,066, respectively. Future principal payments under the terms of the agreement are as follows:

                        Fiscal Year                                   Amount
                        -----------                                 ----------
                           1999                                     $   73,333
                           2000                                         72,647
                           2001                                         77,778
                           2002                                         83,271
                           2003                                         73,800
                                                                    ----------
                                         TOTAL:                     $  380,829
                                                                    ==========

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

                                   (Unaudited)

                         BOONTON ELECTRONICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

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

                                   (Unaudited)

                         BOONTON ELECTRONICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

                                                      Option
                                       --------------------------------------
                                       Price per share       Number of shares
                                       ---------------       ----------------
Shares under option at
 September 30, 1995                     $     1.0625              81,250
   Exercised                            $     1.0625             (34,500)
   Expired                              $     1.0625                (250)
                                                                 -------
Shares under option at
 September 30, 1996                     $     1.0625              46,500
   Expired                              $     1.0625             (20,000)
                                                                 -------
Shares under option at
 September 30, 1997 & 1998              $     1.0625              26,500
                                                                 =======

Lease Commitments:

             Subsequent to the sale of the Company's facility in Randolph, New Jersey on September 28, 1994, the company entered into a seven-year lease for its present office and manufacturing facility in Hanover Township, New Jersey with a five-year renewal option. Rent charged to operations for the fiscal year ended September 30, 1998 was $227,400. Annual rent for the initial seven-year term is $227,400 for the first four years and $300,000 for years five through seven. Future minimum lease payments required under the operating lease are as follows:

                             Fiscal year              Amount
                             -----------              ------
                                1999                 $300,000
                                2000                  300,000
                                2001                  300,000


             The Company leases office equipment under a five-year operating lease with an option to upgrade after three years that it intends to exercise. The annual lease payment for the term of the lease is $17,617. Future lease payments required under the operating lease are as follows:

                                   (Unaudited)

                         BOONTON ELECTRONICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

                             Fiscal year              Amount
                             -----------              ------
                                1999                 $ 17,617
                                2000                   17,617
                                2001                    1,468

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

                                   (Unaudited)

                         BOONTON ELECTRONICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

             Further, on June 30, 1997, the Board of Directors of BEC resolved to enter into a Shared Facilities Agreement with B&K Precision, Inc. (B&K), a wholly-owned subsidiary of GEM, as additional consideration for the above noted option. B&K shall pay BEC a monthly management fee of $15,000 and shall also pay rent at the same price per square foot as BEC for the area sublet to B&K.

             The effective date on both of the above-noted agreements was October 1, 1997, one day subsequent to the fiscal year end, September 30, 1997. The company also received the payment of $50,000 on October 1, 1997.

         C.  Income Tax Contingencies:
             The Company's income tax returns for the fiscal years ended September 30, 1996, 1997 and 1998 are subject to review.

NOTE 8 - COMMON AND TREASURY STOCK:

                                                         December 31,1998  September 30,1998
                                                         ----------------  -----------------
         Common Stock:
           $.10 par value, authorized 5,000,000
           shares, issued and outstanding 2,387,332
           shares and 1,644,301 shares, respectively.       $ 238,733          $ 164,430
                                                            =========          =========

NOTE 9 - INCOME TAXES:
         The components of the deferred tax asset are:
                                    December 31,1998     September 30,1998
                                    ----------------     -----------------
Deferred tax asset                      $2,867,591           $2,867,591
 Less: Valuation allowance              (1,854,462)          (1,854,462)
                                        ----------           ----------

     Net deferred tax asset             $1,013,129           $1,013,129
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

                                   (Unaudited)

                         BOONTON ELECTRONICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


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

       The following is a reconciliation of income taxes at the federal statutory rate.

                                        December 31,1998      September 30,1998
                                        ----------------      -----------------
Computed income taxes at statutory rate       $    --              $ 6,191
Recognition of net operating loss                  --               (6,191)
                                              -------              -------
Expense/(benefit)                             $    --              $    --
                                              =======              =======

         The Company has net operating loss carryforwards for federal and state purposes approximating $6,067,151 and $8,063,752 that will not begin to expire until the year 2011 and 2003 respectively. These loss carryforwards can be utilized to reduce future taxable income dollar for dollar.

                                   (Unaudited)

                         BOONTON ELECTRONICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

NOTE 10 - SEGMENT INFORMATION:

         The Company is engaged in the manufacture and sale of electronic test and measurement equipment and management considers its business as a single segment for reporting purposes.
A.       The Company's export sales were as follows:

           Three Months Ended                                  % of
              December 31,               Amount             Total Sales
           ------------------            ------             -----------

                  1998                  $595,136                39%
                  1997                  $838,158                51%

B. Customers sales to domestic government agencies were as follows:

           Three Months Ended                                  % of
              December 31,               Amount             Total Sales
           ------------------            ------             -----------

                  1998                  $195,947                13%
                  1997                  $ 55,438                 3%

NOTE 11 - EARNINGS PER SHARE:

         Earnings per share have been computed by dividing net earnings by the weighted average number of common shares outstanding of 2,243,775 for 1998 and 1,644,301 for 1997. Options to purchase a total of 428,268 shares of common stock at $3.24 per share were not included because the exercise price exceeded the average market price, which would result in antidilution. Incentive stock options to purchase 26,500 shares in 1998 and in 1997 were not included because they were insignificant.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF INCOME STATEMENTS

                      THREE MONTHS ENDED DECEMBER 31, 1998


       Although the results for the first fiscal quarter were disappointing, management expects fiscal 1999 to be profitable. Bookings for new orders in the first quarter were $1,847,227 and the backlog increased by $334,755 to $1,316,423.

       Sales for the three months ended December 31, 1998 were $149,360 below the prior year. A decline in export revenues of $243,022 was offset by an increase in military contract revenues. Gross profit declined by $18,423 due to the reduced sales volume. Operating costs declined by $53,507 below the prior year due to reduced commission expense. The loss from operations was $96,060 and the net loss was $122,509 primarily due to the reduced volume.

The December 31, 1998 inventory was $97,816 higher than the September 30, 1998 balance of $1,444,245. Trade receivables were down $454,688 from the September 30, 1998 balance of $1,299,281 due to the reduced sales volume. The current ratio increased to 3.1 versus 2.1. In October, 1998 the final payment to unsecured creditors was made.

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    BOONTON ELECTRONICS CORPORATION



                                    By:  /s/ YVES GUYOMAR
                                         -------------------------------------
                                             Yves Guyomar, President and Chief
                                             Executive Officer
                                             Date: January 29, 1999



                                    By:  /s/ JOHN E. TITTERTON
                                         -------------------------------------
                                             John E. Titterton, Vice President
                                             Finance, Secretary/Treasurer
                                             Date: January 29, 1999


January 29, 1999

                         BOONTON ELECTRONICS CORPORATION

                             INDEX TO EXHIBIT FILED
                     IN THE QUARTERLY REPORT ON FORM 10-QSB
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 1998


Exhibit No.                                                             Page
-----------                                                             ----
   27        Financial Data Sheet                                        19