Form 10QSB
period 1999-03-31
BOONTON ELECTRONICS CORP
filed 1999-05-20
CIK 13191

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE SIX MONTHS ENDED MARCH 31, 1999

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

                                  YES [X] NO [ ]

Shares Outstanding:

MARCH 31, 1999                 2,387,332
MARCH 31, 1998                 1,644,301

                                   (Unaudited)

                         BOONTON ELECTRONICS CORPORATION

                                  BALANCE SHEET

                       Assets                              March 31, 1999 September 30, 1998
                       ------                              -------------- ------------------
Current assets:
    Cash and cash equivalents                               $   140,985    $   113,812
    Trade receivables                                           994,084      1,299,281
    Inventories                                               1,690,486      1,444,245
    Deferred tax benefits                                        86,000         86,000
    Other current assets                                        508,116        318,442
                                                            -----------    -----------

Total current assets                                          3,419,671      3,261,780
                                                            -----------    -----------

Plant and equipment-net                                         419,023        457,160
                                                            -----------    -----------
Other assets:
    Deferred tax benefit                                        927,129        927,129
    Security deposits                                            70,121         70,121
                                                            -----------    -----------

Total other assets                                              997,250        997,250
                                                            -----------    -----------

Total assets                                                $ 4,835,944    $ 4,716,190
                                                            ===========    ===========

Liabilities and Stockholders' Equity Current liabilities:
    Note payable                                            $    69,032    $    73,333
    Related party loans                                          43,530         43,530
    Accounts payable - trade                                    916,552        783,247
    Other current liabilities                                   357,391        527,366
    Unsecured claims payable (Chapter 11
      settlement) current                                            --        144,993
                                                            -----------    -----------

Total current liabilities                                     1,386,505      1,572,469
Note payable - noncurrent                                       278,541        307,496
Related party loans - noncurrent                                218,970        218,970
Unsecured claims payable (Chapter 11
  settlement) - noncurrent                                           --             --
                                                            -----------    -----------
Total liabilities                                             1,884,016      2,098,935
                                                            -----------    -----------
 Commitments and contingencies

Stockholders' equity:
    Common stock                                                238,733        164,430
    Capital in excess of par                                  5,005,563      4,637,866
    Deficit                                                  (2,292,368)    (2,185,041)
                                                            -----------    -----------

Total stockholders' equity                                    2,951,928      2,617,255
                                                            -----------    -----------

Total liabilities and stockholders' equity                  $ 4,835,944    $ 4,716,190
                                                            ===========    ===========

The accompanying footnotes are an integral part of these statements.

                                       2

                                   (Unaudited)

                         BOONTON ELECTRONICS CORPORATION

                             STATEMENT OF OPERATIONS

                                                   For the Six Months Ended
                                              March 31, 1999      March 31, 1998
                                              --------------      --------------

Net sales                                      $ 3,414,179         $ 3,219,404
Cost of goods sold                               1,793,610           1,652,203
                                               -----------         -----------
Gross profit                                     1,620,569           1,567,201
                                               -----------         -----------

Operating expenses:
  Commissions                                      437,377             334,419
  Research and development                         433,997             493,722
  Other operating expenses                         787,382             698,264
                                               -----------         -----------
Total operating expenses                         1,658,756           1,526,405
                                               -----------         -----------

Income from operations                             (38,187)             40,796
                                               -----------         -----------

Interest expense                                    30,545              26,561
Other expense/(income)                              38,596              (3,813)
                                               -----------         -----------
Total other expenses                                69,141              22,748
                                               -----------         -----------

Income before provision for income taxes
                                                  (107,328)             18,048
Provision for income taxes                              --                  --
                                               -----------         -----------

Net income                                        (107,328)             18,048
Stockholders' equity - beginning                 2,617,255           2,449,296
Common stock sold                                  442,000              25,000
                                               -----------         -----------

Stockholders' equity  - ending                 $ 2,951,928         $ 2,492,344
                                               ===========         ===========
Weighted average number of shares
   Outstanding                                   2,314,765           1,644,301
                                               ===========         ===========

Earnings per share:                            $     (0.05)        $      0.01
                                               ===========         ===========

The accompanying footnotes are an integral part of these statements.

                                   (Unaudited)

                         BOONTON ELECTRONICS CORPORATION

                             STATEMENT OF OPERATIONS

                                                For the Three Months Ended
                                             March 31, 1999      March 31, 1998
                                             --------------      --------------

Net sales                                     $ 1,906,339         $ 1,562,204
Cost of goods sold                                917,610             794,628
                                              -----------         -----------
Gross profit                                      988,729             767,576
                                              -----------         -----------

Operating expenses:
  Commissions                                     301,279             140,024
  Research and development                        199,463             258,346
  Other operating expenses                        430,112             346,626
                                              -----------         -----------
Total operating expenses                          930,854             744,996
                                              -----------         -----------

Income from operations                             57,875              22,580
                                              -----------         -----------

Interest expense                                   16,058              13,027
Other expense/(income)                             26,636               9,714
                                              -----------         -----------
Total other expenses                               42,694              22,741
                                              -----------         -----------

Income/(loss)  before provision for income
  Taxes                                            15,181                (161)
Provision for income taxes                             --                  --
                                              -----------         -----------

Net income/(loss)                                  15,181                (161)
Stockholders' equity - beginning                2,936,747           2,492,505
                                              -----------         -----------

Stockholders' equity  - ending                $ 2,951,928         $ 2,492,344
                                              ===========         ===========
Weighted average number of shares
   Outstanding                                  2,314,765           1,644,301
                                              ===========         ===========

Earnings per share:                           $      0.01         $      0.00
                                              ===========         ===========

The accompanying footnotes are an integral part of these statements.

                                   (Unaudited)

                         BOONTON ELECTRONICS CORPORATION

                             STATEMENT OF CASH FLOWS

                                                    For the Six Months Ended
                                                 March 31, 1999   March 31, 1998
                                                 --------------   --------------
Cash provided/(used) by operations:
Net income                                         $(107,330)        $  18,048
Adjustments to reconcile net income:
    Depreciation & amortization                       44,008            40,260
(Gain) on sale of fixed assets                          (150)
Decrease/(increase) in current assets:
    Accounts receivable                              305,198           140,366
    Inventories                                     (246,241)          (14,783)
    Other current assets                            (189,674)            6,051
Increase/(decrease) in current liabilities:
    Accounts payable                                 133,305          (121,937)
    Chapter 11 settlement - current                 (144,993)          (48,491)
    Accrued liabilities                             (169,972)          (12,689)
                                                   ---------         ---------

Net cash provided/(used) by operations              (375,849)            6,825
                                                   ---------         ---------

Cash flows from investing activities:
    Purchase of equipment                             (5,872)             (565)
    Proceeds from sale of assets                         150             1,103
                                                   ---------         ---------

Net cash (used) by investing activities               (5,722)              538
                                                   ---------         ---------

Cash flows from financing activities:
    Increase notes payable                                --                --
    Payments on loans                                (33,256)          (81,185)
    Proceeds from sale of stock                      442,000            25,000
                                                   ---------         ---------

Net cash provided/(used) by financing activities     408,744           (56,185)
                                                   ---------         ---------

Increase/(decrease) in cash and cash equivalents      27,173           (48,822)

Cash and cash equivalents at beginning of period     113,812           121,620
                                                   ---------         ---------

Cash and cash equivalents at end of period         $ 140,985         $  72,798
                                                   =========         =========

The accompanying footnotes are an integral part of these statements.

                                   (Unaudited)
                         BOONTON ELECTRONICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999

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

                                   (Unaudited)

                         BOONTON ELECTRONICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999

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

                                   (Unaudited)

                         BOONTON ELECTRONICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999

NOTE 2 - PROCEEDINGS UNDER CHAPTER 11:

         The Company operated under Chapter 11 proceedings for the period September 7, 1993 through November 15, 1994 when, on the later date, the order confirming the Plan of Reorganization was entered by the United States Bankruptcy Court, District of New Jersey. The settlement of unsecured claims under the confirmed Plan of Reorganization totaling 35% of allowed claims for accounts payable and accrued expenses provided for the following payments to be made subsequent to November 15, 1994:

     %
    10    From after tax proceeds from termination of the company's pension plan
     5    One year after initial payout
     5    Two years after initial payout
    15    Three years after initial payout

         Pre-petition liabilities in accordance with the November 15, 1994 confirmed plan of reorganization were compromised of the following:
Accounts payable                                                   $    702,233
Accrued expenses:
     Commissions payable                                                126,370
     Vacation pay                                                        96,250
     Severance pay                                                       25,108
     Other                                                               78,282
                                                                   ------------

          Total September 30, 1994                                    1,028,243

Court authorized payments/adjustments                                   (75,073)
                                                                   ------------
Balance subject to settlement                                           953,170
Amount discharged and/or paid to date                                  (953,170)
                                                                   ------------
           Chapter 11 settlement total March 31, 1998              $         --
                                                                   ============

                                   (Unaudited)

                         BOONTON ELECTRONICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999

NOTE 3 - INVENTORIES
                                                  March 31,        September 30,
                                                   1999                1998
                                                 ----------        -------------
Raw material                                     $  858,550         $  707,729
Work in process                                     533,078            532,470
Finished Goods                                      298,858            204,046
                                                 ----------         ----------
Total inventories                                $1,690,486         $1,444,245
                                                 ==========         ==========

NOTE 4 - PLANT AND EQUIPMENT:

                                                  March 31,        September 30,
                                                   1999                1998
                                                 ----------        -------------
Building and improvements                        $   62,329         $   62,329
Machinery and equipment                           1,675,226          1,670,068
Office furniture and fixtures                       583,232            582,518
Transportation equipment                             13,188             13,188
                                                 ----------         ----------
      Total                                       2,333,975          2,328,103
Less Accumulated depreciation                     1,914,952          1,870,943
                                                 ----------         ----------
      Net depreciated cost                       $  419,023         $  457,160
                                                 ==========         ==========

NOTE 5 - NOTES PAYABLE

                                                  March 31,        September 30,
                                                   1999                1998
                                                 ----------        -------------
A. Board of Directors:
     Notes, subordinated to NJEDA
     loan, dated  February 6, 1995,
     payable in monthly installments of
     $5,449 including interest at 9% per
     annum through September 30, 2001:           $  262,500         $  262,500
     Less current portion                            43,530             43,530
                                                 ----------         ----------
     Noncurrent portion                          $  218,970         $  218,970
                                                 ==========         ==========

Interest expense for the fiscal years ended September 30, 1998 and 1997 amounted to $24,035 and $24,757, respectively. No principal payments were made due to these notes being subordinated to the NJEDA loan.

                                   (Unaudited)

                         BOONTON ELECTRONICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999

                                                  March 31,        September 30,
                                                   1999                1998
                                                 ----------        -------------
B.  New Jersey Economic Development
      Authority:
      Notes, dated July 31, 1996, payable in
      monthly installments of $7,620
      including interest at 6.75% per
      annum through June 30, 2003:               $  347,572         $  380,829
     Less current portion                            69,032             73,333
                                                 ----------         ----------
     Noncurrent portion                          $  278,540         $  307,496
                                                 ==========         ==========

Interest expense for the fiscal years ended September 30, 1998 and 1997 amounted to $28,061 and $23,066, respectively. Future principal payments under the terms of the agreement are as follows:

                        Fiscal Year                                 Amount
                        -----------                                --------
                           1999                                      73,333
                           2000                                      72,647
                           2001                                      77,778
                           2002                                      83,271
                           2003                                      73,800
                                                                   --------
                                           TOTAL:                  $380,829
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

                                   (Unaudited)

                         BOONTON ELECTRONICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999

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

                                   (Unaudited)

                         BOONTON ELECTRONICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999

                                                      Option
                                                      ------
                                      Price per share         Number of shares
                                      ---------------         ----------------
Shares under option at
 September 30, 1995                        $1.0625                  81,250
   Exercised                               $1.0625                 (34,500)
   Expired                                 $1.0625                    (250)
Shares under option at
 September 30, 1996                        $1.0625                  46,500
   Expired                                 $1.0625                 (20,000)
                                                                 ---------
Shares under option at
 September 30, 1997 & 1998                 $1.0625                  26,500
                                                                 =========

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

                                    Fiscal Year                        Amount
                                    -----------                      ---------
                                    1999                             $ 300,000
                                    2000                               300,000
                                    2001                               300,000

                  The Company leases office equipment under a five-year operating lease with an option to upgrade after three years that it intends to exercise. The annual lease payment for the term of the lease is $17,617. Future lease payments required under the operating lease are as follows:

                                   (Unaudited)

                         BOONTON ELECTRONICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999

                            Fiscal Year                        Amount
                            -----------                      ---------
                            1999                             $  17,617
                            2000                                17,617
                            2001                                 1,468

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

                                   (Unaudited)

                         BOONTON ELECTRONICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999

             Further, on June 30, 1997, the Board of Directors of BEC resolved to enter into a Shared Facilities Agreement with B&K Precision, Inc. (B&K), a wholly owned subsidiary of GEM, as additional consideration for the above noted option. B&K shall pay BEC a monthly management fee of $15,000 and shall also pay rent at the same price per square foot as BEC for the area sublet to B&K.

             The effective date on both the above-noted agreements was October 1, 1997, one day subsequent to the fiscal year end, September 30, 1997. The company also received payment of $50,000 on October 1, 1997.

         C.  Income Tax Contingencies:
             The Company's income tax returns for the fiscal years ended September 30, 1996, 1997 and 1998 are subject to review.

NOTE 8 - COMMON AND TREASURY STOCK:

                                                              March 31,     September 30,
                                                                 1999            1998
                                                              ----------    -------------
         Common Stock:
           $.10 par value, authorized 5,000,000
           shares, issued and outstanding 2,387,332
           shares and 1,644,301 shares, respectively.         $  238,733      $  164,430
                                                              ==========      ==========

NOTE 9 - INCOME TAXES:
         The components of the deferred tax asset are:
                                                              March 31,     September 30,
                                                                 1999            1998
                                                              ----------    -------------
Deferred tax asset                                            $2,867,591      $2,867,591
 Less: Valuation allowance                                    (1,854,462)     (1,854,462)
                                                              ----------      ----------

     Net deferred tax asset                                   $1,013,129      $1,013,129
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

                                   (Unaudited)

                         BOONTON ELECTRONICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999


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

         The following is a reconciliation of income taxes at the federal statutory rate.

                                                    March 31,         March 31,
                                                      1999              1998
                                                   ----------         --------
Computed income taxes at statutory rate            $       --         $  6,136
Recognition of net operating loss                          --           (6,136)
                                                   ----------         --------
Expense/(benefit)                                  $       --         $     --
                                                   ==========         ========

         The Company has net operating loss carryforwards for federal and state purposes approximating $6,067,151 and $8,063,752 that will not begin to expire until the year 2011 and 2003 respectively. These loss carryforwards can be utilized to reduce future taxable income dollar for dollar.

                                   (Unaudited)

                         BOONTON ELECTRONICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999

NOTE 10 - SEGMENT INFORMATION:

         The Company is engaged in the manufacture and sale of electronic test and measurement equipment and management considers its business as a single segment for reporting purposes.

A. The Company's export sales were as follows:

              Six Months Ended                                        % of
              March 31,                     Amount                 Total Sales
              ----------------              ------                 -----------

              1999                        $ 1,749,788                  51%
              1998                        $ 1,513,156                  47%

B. Customers sales to domestic government agencies were as follows:

              Six Months Ended                                        % of
              March 31,                     Amount                 Total Sales
              ----------------              ------                 -----------

              1999                        $   241,597                   7%
              1998                        $    69,137                   2%

NOTE 11 - EARNINGS PER SHARE:

         Earnings per share have been computed by dividing net earnings by the weighted average number of common shares outstanding of 2,314,765 for 1999 and 1,644,301 for 1998. Options to purchase a total of 428,268 shares of common stock at $3.24 per share were not included because the exercise price exceeded the average market price, which would result in antidilution. Incentive stock options to purchase 26,500 shares in 1998 and 26,500 shares in 1997 were not included because they were insignificant.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF INCOME STATEMENTS

                         SIX MONTHS ENDED MARCH 31, 1999


       Sales for the six months ended March 31, 1999 were $194,775 higher than the prior year. The increase in sales was primarily due to major export shipments in the second quarter. Gross profit increased by $26,952 over the same period last year, the result of higher sales. Commissions were higher due to higher export sales, which reflect a higher commission rate. Sales and Marketing expenses were up slightly, while Research and Development expenses decreased by $86,141 primarily due to the capitalization of outside software and hardware development costs. Other expenses increased by $65,825 over last year. There was a loss from operations of $38,187 as compared to a $40,797 profit from operations in the prior year.

       The March 31, 1999 inventory balance was $246,241 higher than the September 30, 1998 balance of $1,444,245 and $148,425 higher than the December 31, 1998 balance. Trade receivables were down $305,198 from the September 30, 1998 balance, while cash increased by 24%. The current ratio as of March 31, 1999 was 2.5 compared with 2.1 as of September 30, 1998. In October, 1998, the final payment to unsecured creditors was made.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       BOONTON ELECTRONICS CORPORATION



                                       By  /s/ YVES GUYOMAR
                                           -------------------------------------
                                               Yves Guyomar, President and Chief
                                               Executive Officer
                                               Date: May 19, 1999



                                       By  /s/ ROBERT HANNON
                                           -------------------------------------
                                               Robert Hannon, Controller
                                               Acting Secretary
                                               Date: May 19, 1999


May 19, 1999

                         BOONTON ELECTRONICS CORPORATION

                             INDEX TO EXHIBIT FILED
                     IN THE QUARTERLY REPORT ON FORM 10-QSB
                     FOR THE SIX MONTHS ENDED MARCH 31, 1999


    Exhibit No.                                                            Page
    -----------                                                            ----
        27                Financial Data Sheet                              20