Form 10QSB
period 1999-06-30
BOONTON ELECTRONICS CORP
filed 1999-08-20
CIK 13191

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE NINE MONTHS ENDED JUNE 30, 1999

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

                                  YES [X] NO [ ]

Shares Outstanding:

June 30, 1999         2,387,332
June 30, 1998         1,644,301

                                   (Unaudited)

                         BOONTON ELECTRONICS CORPORATION

                                  BALANCE SHEET

                                                   JUNE 30,     SEPTEMBER 30,
                 ASSETS                              1999           1998
                 ------                          ------------   ------------
Current assets:
    Cash and cash equivalents                    $    113,452   $    113,812
    Trade receivables                               1,070,469      1,299,281
    Inventories                                     1,855,430      1,444,245
    Deferred tax benefits                              86,000         86,000
    Other current assets                              405,000        318,442
                                                 ------------   ------------

Total current assets                                3,530,351      3,261,780
                                                 ------------   ------------

Plant and equipment-net                               397,230        457,160
                                                 ------------   ------------
Other assets:
    Deferred tax benefit                              927,129        927,129
    Security deposits                                  70,121         70,121
                                                 ------------   ------------

Total other assets                                    997,250        997,250
                                                 ------------   ------------

Total assets                                     $  4,924,831   $  4,716,190
                                                 ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
    Note payable                                 $     69,032   $     73,333
    Related party loans                                43,530         43,530
    Accounts payable - trade                        1,026,502        783,247
    Other current liabilities                         291,511        527,366
    Unsecured claims payable (Chapter 11
      settlement) current                                  --        144,993
                                                 ------------   ------------

Total current liabilities                           1,430,575      1,572,469
Note payable - noncurrent                             255,814        307,496
Related party loans - noncurrent                      218,970        218,970
Unsecured claims payable (Chapter 11
      settlement) - noncurrent                             --             --
                                                 ------------   ------------
Total liabilities                                   1,905,359      2,098,935
                                                 ------------   ------------
 Commitments and contingencies

Stockholders' equity:
    Common stock                                      238,733        164,430
    Capital in excess of par                        5,005,563      4,637,866
    Deficit                                        (2,224,824)    (2,185,041)
                                                 ------------   ------------

Total stockholders' equity                          3,019,472      2,617,255
                                                 ------------   ------------

Total liabilities and stockholders' equity       $  4,924,831   $  4,716,190
                                                 ============   ============

The accompanying footnotes are an integral part of these statements.

                                   (Unaudited)

                         BOONTON ELECTRONICS CORPORATION

                             STATEMENT OF OPERATIONS


                                      FOR THE NINE MONTHS ENDED
                                     --------------------------
                                       JUNE 30,       JUNE 30,
                                         1999           1998
                                     -----------    -----------

Net sales                            $ 5,234,573    $ 4,642,057
Cost of goods sold                     2,716,778      2,332,550
                                     -----------    -----------
Gross profit                           2,517,795      2,309,507
                                     -----------    -----------

Operating expenses:
  Commissions                            650,643        456,585
  Research and development               604,774        748,102
  Other operating expenses             1,184,541      1,070,322
                                     -----------    -----------
Total operating expenses               2,439,958      2,275,009
                                     -----------    -----------

Income from operations                    77,837         34,498
                                     -----------    -----------

Interest expense                          50,478         37,163
Other expense/(income)                    65,704         10,929
                                     -----------    -----------
Total other expenses                     116,182         48,092
                                     -----------    -----------

Income/(loss) before provision for
   income taxes                          (38,345)       (13,594)
Provision for income taxes                 1,438             --
                                     -----------    -----------

Net income/(loss)                        (39,783)       (13,594)
Stockholders' equity - beginning       2,617,255      2,449,296
Common stock sold                        442,000         25,000
                                     -----------    -----------

Stockholders' equity  - ending       $ 3,019,472    $ 2,460,702
                                     ===========    ===========
Weighted average number of shares
   Outstanding                         2,338,954      1,644,301
                                     ===========    ===========

Earnings/(loss) per share:                $(0.02)        $(0.01)
                                          ======         ======

The accompanying footnotes are an integral part of these statements.

                                   (Unaudited)

                         BOONTON ELECTRONICS CORPORATION

                             STATEMENT OF OPERATIONS


                                            FOR THE THREE MONTHS ENDED
                                            --------------------------
                                              JUNE 30,      JUNE 30,
                                                1999          1998
                                            -----------   -----------

Net sales                                   $ 1,820,394   $ 1,422,653
Cost of goods sold                              923,170       680,347
                                            -----------   -----------
Gross profit                                    897,224       742,306
                                            -----------   -----------

Operating expenses:
  Commissions                                   213,266       122,166
  Research and development                      170,777       254,380
  Other operating expenses                      397,159       372,058
                                            -----------   -----------
Total operating expenses                        781,202       748,604
                                            -----------   -----------

Income/(loss) from operations                   116,022        (6,298)
                                            -----------   -----------

Interest expense                                 19,933        10,602
Other expense/(income)                           27,106        14,742
                                            -----------   -----------
Total other expenses                             47,039        25,344
                                            -----------   -----------

Income/(loss) before provision for income
  taxes                                          68,983       (31,642)
Provision for income taxes                        1,439            --
                                            -----------   -----------

Net income/(loss)                                67,544       (31,642)
Stockholders' equity - beginning              2,951,928     2,492,344
                                            -----------   -----------

Stockholders' equity  - ending              $ 3,019,472   $ 2,460,702
                                            ===========   ===========
Weighted average number of shares
   Outstanding                                2,338,954     1,644,301
                                            ===========   ===========

Earnings/(loss) per share:                        $0.03        $(0.02)
                                                  =====        ======

The accompanying footnotes are an integral part of these statements.

                                   (Unaudited)

                         BOONTON ELECTRONICS CORPORATION

                             STATEMENT OF CASH FLOWS

                                                  FOR THE NINE MONTHS ENDED
                                                  -------------------------
                                                    JUNE 30,    JUNE 30,
                                                      1999        1998
                                                   ---------    ---------
Cash provided/(used) by operations:
Net income/(loss)                                  $ (39,783)   $ (13,594)
Adjustments to reconcile net income:
    Depreciation & amortization                       66,087       60,391
    (Gain) on sale of fixed assets                      (150)          --
Decrease/(increase) in current assets:
    Accounts receivable                              228,812      216,740
    Inventories                                     (411,185)     (26,897)
    Other current assets                             (86,558)      94,495
Increase/(decrease) in current liabilities:
    Accounts payable                                 243,255     (349,822)
    Chapter 11 settlement - current                 (144,993)     (48,491)
    Accrued liabilities                             (235,855)     131,424
                                                   ---------    ---------

Net cash provided/(used) by operations              (380,370)      64,246
                                                   ---------    ---------

Cash flows from investing activities:
    Purchase of equipment                             (6,157)        (565)
    Proceeds from sale of assets                         150        1,103
                                                   ---------    ---------

Net cash provided/(used) by investing activities      (6,007)         538
                                                   ---------    ---------

Cash flows from financing activities:
    Increase notes payable                                --           --
    Payments on loans                                (55,983)     (91,795)
    Proceeds from sale of stock                      442,000       25,000
                                                   ---------    ---------

Net cash provided/(used) by financing activities     386,017      (66,795)
                                                   ---------    ---------

Increase/(decrease) in cash and cash equivalents        (360)      (2,011)

Cash and cash equivalents at beginning of period     113,812      121,620
                                                   ---------    ---------

Cash and cash equivalents at end of period         $ 113,452    $ 119,609
                                                   =========    =========


The accompanying footnotes are an integral part of these statements.

                                   (Unaudited)
                         BOONTON ELECTRONICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999

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

                                   (Unaudited)

                         BOONTON ELECTRONICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999

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

                                   (Unaudited)

                         BOONTON ELECTRONICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999

NOTE 2 - PROCEEDINGS UNDER CHAPTER 11:

         The Company operated under Chapter 11 proceedings for the period September 7, 1993 through November 15, 1994 when, on the later date, the order confirming the Plan of Reorganization was entered by the United States
Bankruptcy Court, District of New Jersey. The settlement of unsecured claims under the confirmed Plan of Reorganization totaling 35% of allowed claims for accounts payable and accrued expenses provided for the following payments to be made subsequent to November 15, 1994:

   %
  10     From after tax proceeds from termination of the company's pension plan
   5     One year after initial payout
   5     Two years after initial payout
  15     Three years after initial payout

         Pre-petition liabilities in accordance with the November 15, 1994 confirmed plan of reorganization were compromised of the following:

Accounts payable                                                   $    702,233
Accrued expenses:
  Commissions payable                                                   126,370
  Vacation pay                                                           96,250
  Severance pay                                                          25,108
  Other                                                                  78,282
                                                                   ------------

          Total September 30, 1994                                    1,028,243

Court authorized payments/adjustments                                   (75,073)
                                                                   ------------
Balance subject to settlement                                           953,170
Amount discharged and/or paid to date                                  (953,170)
                                                                   ------------
          Chapter 11 settlement total June 30, 1999                $         --
                                                                   ============

                                        (Unaudited)

                              BOONTON ELECTRONICS CORPORATION
                               NOTES TO FINANCIAL STATEMENTS
                                       JUNE 30, 1999

NOTE 3 - INVENTORIES
                                                              JUNE 30,        SEPTEMBER 30,
                                                                1999               1998
                                                           -------------      -------------
Raw material                                               $     958,606      $     707,729
Work in process                                                  605,438            532,470
Finished goods                                                   291,386            204,046
                                                           -------------      -------------
Total inventories                                          $   1,855,430      $   1,444,245
                                                           =============      =============


NOTE 4 - PLANT AND EQUIPMENT:
                                                              JUNE 30,        SEPTEMBER 30,
                                                                1999               1998
                                                           -------------      -------------
Building and improvements                                  $      62,329      $      62,329
Machinery and equipment                                        1,675,511          1,670,068
Office furniture and fixtures                                    583,232            582,518
Transportation equipment                                          13,188             13,188
                                                           -------------      -------------
      Total                                                    2,334,260          2,328,103
Less Accumulated depreciation                                  1,937,031          1,870,943
                                                           -------------      -------------
      Net depreciated cost                                 $     397,229      $     457,160
                                                           =============      =============

NOTE 5 - NOTES PAYABLE
                                                              JUNE 30,        SEPTEMBER 30,
                                                                1999               1998
                                                           -------------      -------------
A. Board of Directors:
     Notes, subordinated to NJEDA loan,
     dated February 6, 1995, payable in monthly
     installments  of $5,449 including interest at
     9% per annum through September 30, 2001:
                                                           $     262,500      $     262,500
     Less current portion                                         43,530             43,530
                                                           -------------      -------------
     Noncurrent portion                                    $     218,970      $     218,970
                                                           =============      =============

Interest expense for the fiscal years ended September 30, 1998 and 1997 amounted to $24,035 and $24,757, respectively. No principal payments were made due to these notes being subordinated to the NJEDA loan.

                                   (Unaudited)

                         BOONTON ELECTRONICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999

                                                              JUNE 30,        SEPTEMBER 30,
                                                                1999               1998
                                                           -------------      -------------
B.  New Jersey Economic Development
      Authority:
      Notes, dated July 31, 1996, payable in
      monthly installments of $7,620
      including interest at 6.75% per
      annum through June 30, 2003:                         $     324,846      $     380,829
     Less current portion                                         69,032             73,333
                                                           -------------      -------------
     Noncurrent portion                                    $     255,814      $     307,496
                                                           =============      =============

Interest expense for the fiscal years ended September 30, 1998 and 1997 amounted to $28,061 and $23,066, respectively. Future principal payments under the terms of the agreement are as follows:

                        FISCAL YEAR                                     AMOUNT
                        -----------                                     ------
                           1999                                          73,333
                           2000                                          72,647
                           2001                                          77,778
                           2002                                          83,271
                           2003                                          73,800
                                                                       --------
                                                     TOTAL:            $380,829
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

                                   (Unaudited)

                         BOONTON ELECTRONICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999

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

                                   (Unaudited)

                         BOONTON ELECTRONICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999

                                                        OPTION
                                                        ------
                                           PRICE PER SHARE   NUMBER OF SHARES
                                           ---------------   ----------------
Shares under option at
 September 30, 1995                          $   1.0625           81,250
   Exercised                                 $   1.0625          (34,500)
   Expired                                   $   1.0625             (250)
Shares under option at
 September 30, 1996                          $   1.0625           46,500
   Expired                                   $   1.0625          (20,000)
                                                                 -------
Shares under option at
 September 30, 1997 & 1998                   $   1.0625           26,500
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

                                   (Unaudited)

                         BOONTON ELECTRONICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999

                                    FISCAL YEAR                   AMOUNT
                                    -----------                   ------
                                    1999                          17,617
                                    2000                          17,617
                                    2001                           1,468

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

       B.  Contingent Subscription and Option Agreement:
           On October 2, 1997, the Board of Directors of Boonton Electronics Corporation (BEC) agreed to enter into a Subscription and Option Agreement with G.E.M. USA, Inc. (GEM), a wholly-owned subsidiary of General Electronique Mesure, S.A., whereby GEM shall have the option to buy 435,984 shares of the common stock of BEC at an option price of $3.24 per share. The term of the option agreement shall be for a period of two years. GEM paid BEC $25,000 for this option and simultaneously purchased 7,716 shares of BEC's common stock from the corporation for $25,000.

                                   (Unaudited)

                         BOONTON ELECTRONICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999

           Further, on June 30, 1997, the Board of Directors of BEC resolved to enter into a Shared Facilities Agreement with B&K Precision, Inc. (B&K), a wholly owned subsidiary of GEM, as additional consideration for the above noted option. B&K shall pay BEC a monthly management fee of $15,000 until May, 1999, at which time the management fee will be $5,000 per month. They shall also pay rent at the same price per square foot as BEC for the area sublet to B&K.

           The effective date on both the above-noted agreements was October 1, 1997, one day subsequent to the fiscal year end, September 30, 1997. The company also received payment of $50,000 on October 1, 1997.

       C.  Income Tax Contingencies:
           The Company's income tax returns for the fiscal years ended September 30, 1996, 1997 and 1998 are subject to review.

NOTE 8 - COMMON AND TREASURY STOCK:

                                                                   JUNE 30,     SEPTEMBER 30,
                                                                     1999           1998
                                                                  ----------    ------------
         Common Stock:
                  $.10 par value, authorized 5,000,000
                  shares, issued and outstanding 2,387,332
                  shares and 1,644,301 shares, respectively.      $  238,733     $  164,430
                                                                  ==========     ==========

NOTE 9 - INCOME TAXES:
              The components of the deferred tax asset are:
                                                                   JUNE 30,     SEPTEMBER 30,
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

                                   (Unaudited)

                         BOONTON ELECTRONICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999


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

         The following is a reconciliation of income taxes at the federal statutory rate.

                                                    JUNE 30,      JUNE 30,
                                                      1999          1998
                                                    ---------    ---------
Computed income taxes at statutory rate             $      --    $   6,136
Recognition of net operating loss                          --       (6,136)
                                                    ---------    ---------
Expense/(benefit)                                   $      --    $      --
                                                    =========    =========

         The Company has net operating loss carryforwards for federal and state purposes approximating $6,067,151 and $8,063,752 that will not begin to expire until the year 2011 and 2003 respectively. These loss carryforwards can be utilized to reduce future taxable income dollar for dollar.

                                   (Unaudited)

                         BOONTON ELECTRONICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999

NOTE 10 - SEGMENT INFORMATION:

         The Company is engaged in the manufacture and sale of electronic test and measurement equipment and management considers its business as a single segment for reporting purposes.

A.       The Company's export sales were as follows:

       NINE MONTHS ENDED                                                % OF
            JUNE 30,                   AMOUNT                        TOTAL SALES
       -----------------             ----------                      -----------
              1999                   $2,504,815                          48%
              1998                   $1,961,972                          42%


B. Customers sales to domestic government agencies were as follows:

       NINE MONTHS ENDED                                                % OF
            JUNE 30,                   AMOUNT                        TOTAL SALES
       -----------------             ----------                      -----------
              1999                   $  291,097                           6%
              1998                   $  167,422                           4%


NOTE 11 - EARNINGS PER SHARE:

              Earnings per share have been computed by dividing net earnings by the weighted average number of common shares outstanding of 2,338,954 for 1999 and 1,644,301 for 1998. Options to purchase a total of 428,268 shares of common stock at $3.24 per share were not included because the exercise price exceeded the average market price, which would result in antidilution. Incentive stock options to purchase 26,500 shares in 1998 and 26,500 shares in 1997 were not included because they were insignificant.

           MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL STATEMENTS

                         NINE MONTHS ENDED JUNE 30, 1999


         Sales for the nine months ended June 30, 1999 were $592,516 more than the prior year due to the increase in export shipments. Cost of goods sold was $384,228 higher than the prior year due to the higher volume in sales. The gross profit, as percentage of sales decreased to 48.1% versus the prior year's 49.8%. Research and development expense was lower than the prior year by $143,328 due to capitalization of software/hardware new product development. The other operating expense categories were $308,277 higher than the prior year due to reorganizational expenses. Income from operations was $43,339 higher than the prior year due to the increased sales volume coupled with the decrease in development expense. There was a net loss of $38,345 versus a prior year's net loss of $13,594.

         The June 30, 1999 production inventory balance was $358,593 higher than the September 30, 1998 balance. The demonstrator inventory balance increased by $52,592 over the September balance for demonstrator additions for new products. Accounts receivable was down $228,812 from September's balance. The current ratio at June 30, 1999 was 2.47 versus September's 2.07.

         The company's backlog at June 30, 1999 was $712,112, which was $269,556 below the backlog balance as of September 30, 1998. Bookings for the quarter and month ended June 30, 1999 were $1,740,979 and $555,785, respectively.

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     BOONTON ELECTRONICS CORPORATION



                                     By:  /s/ YVES GUYOMAR
                                          -------------------------------------
                                              Yves Guyomar, President and Chief
                                              Executive Officer
                                              Date: August 20, 1999



                                     BY:  /s/ ROBERT HANNON
                                          -------------------------------------
                                              Robert Hannon, Controller
                                              Date:  August 20, 1999



August 20, 1999

                         BOONTON ELECTRONICS CORPORATION

                             INDEX TO EXHIBIT FILED
                     IN THE QUARTERLY REPORT ON FORM 10-QSB
                     FOR THE NINE MONTHS ENDED JUNE 30, 1998


  EXHIBIT NO.                                                              PAGE
     27               Financial Data Sheet                                  20