Form 10QSB/A
period 1999-06-30
BOONTON ELECTRONICS CORP
filed 1999-08-23
CIK 13191

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

                                 Amendment No. 1

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

                                     BOONTON ELECTRONICS CORPORATION



                                     By:  /s/ YVES GUYOMAR
                                          -------------------------------------
                                              Yves Guyomar, President and Chief
                                              Executive Officer
                                              Date: August 23, 1999



                                     BY:  /s/ ROBERT HANNON
                                          -------------------------------------
                                              Robert Hannon, Controller
                                              Date:  August 23, 1999



August 23, 1999

                         BOONTON ELECTRONICS CORPORATION

                             INDEX TO EXHIBIT FILED
                     IN THE QUARTERLY REPORT ON FORM 10-QSB
                     FOR THE NINE MONTHS ENDED JUNE 30, 1998


  EXHIBIT NO.                                                              PAGE
     27               Financial Data Sheet                                  20