Form 10KSB
period 1999-09-30
BOONTON ELECTRONICS CORP
filed 2000-02-08
CIK 13191

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                           THE SECURITIES ACT OF 1934

                  For the fiscal year ended September 30, 1999
                         Commission File Number 2-17411

                         BOONTON ELECTRONICS CORPORATION

                            A New Jersey corporation
                   IRS Employer Identification No. 22-1543137

                                Mailing Address:
                   25 Eastmans Road, Parsippany, NJ 07054-0465
                                 (973) 386-9696

                    Securities registered under Section 12(b)
                            of the Exchange Act: None

                    Securities registered under Section 12(q)
                              of the Exchange Act:
                     Common Stock, par value $.10 per share


Check whether the Company (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Company's net revenues for the year ended September 30, 1999 were $6,886,395.

The aggregate market value of the voting stock held by non-affiliates of the Company on December 16, 1999 was $1,563,814.

The number of shares outstanding of the Company's Common Stock, par value $.10 per share, on December 16, 1999 was 2,387,332.

Portions of the Company's 1999 Annual Report to Stockholders are incorporated by reference to Parts I, II and III of this Form 10-KSB.

                         INFORMATION REQUIRED IN REPORT

This report on Form 10-KSB contains certain statements that are not historical facts and are considered "forward-looking statements" (as defined in the Private Securities Act of 1995) which can be identified by terms/phrases such as "believes", "expects", "may", "should", "anticipates", "the negatives thereof", "goals" and/or "future expectations". Such forward-looking statements involve opinions and predictions based on current information and assumptions, and no assurance can be given that the future results will be achieved since events or results may materially differ as a result of risks and uncertainties facing the Company. These include, but are not limited to, economic, market or regulatory conditions, competition, and investment risks, as well as risks associated with the Company's entry into new markets, diversification and catastrophic events.

                                     PART I

RECENT DEVELOPMENTS.

         The Company entered into an Agreement and Plan of Reorganization dated September 7, 1999 ("Agreement of Merger") with Wireless Telecom Group, Inc. ("Wireless") and WTT Acquisition Corp. ("WTT"), providing for the merger of the Company with and into WTT, with the Company thereby becoming a wholly-owned subsidiary of Wireless. Prior to the consummation of the transaction, Wireless and WTT informed the Company in writing on October 26, 1999 that they were terminating the Agreement of Merger pursuant to certain provisions contained therein.

         One of the provisions of the Agreement of Merger that Wireless cited as a basis of termination could invoke another provision that provided that if Wireless or WTT terminated the Agreement of Merger, and the Company and/or the principal shareholders of the Company entered into a merger or a sale of all or a material portion of the Company's stock or assets within one year after such termination, the Company would be obligated to pay Wireless the sum of $100,000, plus a maximum amount of $500,000 of all out-of-pocket expenses incurred by Wireless and WTT in connection with the Agreement of Merger. Management believes that any claim by Wireless or WTT for entitlement to such compensation under the Agreement of Merger would be without merit and the Company would vigorously defend any such claim. However, the possibility that Wireless or WTT could claim a right to compensation could have the effect of making it more difficult for the Company to enter into a merger agreement or sale of the stock or assets of the Company. Further, should Wireless or WTT be successful in any claim, such adverse decision would have a materially adverse effect on the Company's finances.

         Management intends to pursue strategic alternatives including a strategic alliance, merger or sale.

Item 1.    DESCRIPTION OF BUSINESS.
      (a)  BUSINESS DEVELOPMENT.
           The Company is a New Jersey Corporation organized in 1947. Since October 1, 1996, there have been no bankruptcy, receivership or similar proceedings with respect to the Company. Effective October 1, 1997, the
       Company   dissolved   its  two   wholly   owned   subsidiaries,   Boonton
       International Sales Corporation and Integra, Inc. Also, since October 1, 1996, there has been no purchase or disposition of any material amount of assets otherwise in the ordinary course of business; and there have been no material changes in the mode of conducting business.

       (b) BUSINESS OF COMPANY.
           (1) The Company designs and produces electronic testing and measuring instruments including power meters, voltmeters, capacitance meters, audio and modulation meters and VXI products. These products measure the power of RF and microwave systems used by the military and commercial sectors. Further, the Company's products are also used to test terrestrial and satellite communications, radar, telemetry and personal communication products. Recent models are microprocessor controlled and are often used in computerized automatic testing systems. In March 1999, the Company announced the introduction of its new 4530 Series RF Power Meters. The 4530 Series products are designed for measuring signals based on wideband modulation formats. It allows a variety of measurements to be made, including maximum power, peak power, average power and minimum power. The Company's products are marketed throughout the world to commercial and government customers in the electronics industry.

           (2) The Company markets and distributes its products throughout the United States and abroad through non-employee domestic sales representatives and foreign distributors. Representatives sell on a commission basis, while distributors buy products for resale at discounted ex-factory prices. Its representatives and distributors also handle the products of other manufacturers that are synergistic with the Company's products. The Company employs an in-house organization to provide sales support and service to its representatives, distributors and customers.

           (3) Not applicable.

           (4) The Company is in competition with other manufacturers, several of which are larger than the Company and have larger professional staffs and greater financial and technical resources. Some of these companies are Agilent Technologies (formerly Hewlett-Packard), IFR, Rhode and Schwarz, and Anritsu. The Company competes by having a niche in several product areas where it capitalizes on its expertise in manufacturing products with unique specifications. In addition, the Company competes by striving to provide prompt and efficient customer support, including after the sale service.

           (5) The Company primarily produces its products by final assembly, calibration and testing. It purchases components, devices and subassemblies from outside sources. In 1997 the Company discontinued its machine shop operations. The Company obtains raw materials from a variety of sources. The Company believes it can obtain the majority of its raw materials and parts from a number of alternative sources.

           (6) During this fiscal year ended September 30, 1999 no one customer accounted for more than 10% of total sales; however approximately 6% of the Company's sales were made to the United States Government and agencies thereof. The Company believes that an additional substantial portion of purchases made by its non-Governmental customers are related to the filling of orders placed with such customers by the United States Government and agencies thereof. The Company is not able to determine the percentage of sales associated with purchases from non-Governmental customers that are related to the filling of orders placed by the United States Government and agencies thereof.

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

           (10) During the fiscal year ended September 30, 1999, the Company spent $965,697 on research and development activities. The Company spent $992,461 on such activities during the fiscal year ended September 30, 1998. The Company maintains an in-house engineering staff of seven persons to develop new products, upgrade existing products and customize products to customer specification. From time to time the Company utilizes outside sources for product redesign for new technology. The Company does not currently have any customer-sponsored research and development activities.

           (11) The New Jersey Department of Environmental Protection (the "NJDEP") has conducted an investigation concerning disposal, at a facility in New Jersey previously leased by the Company, of certain materials formerly used by the Company's manufacturing operations at that site and the possible effect of such disposal on the aquifer underlying the property. The disposal practices and the use of the materials in question were discontinued in 1978. The Company has cooperated with the NJDEP investigation and has been diligently pursuing the matter in an attempt to resolve it as rapidly as NJDEP operating procedures permit.

                The Company and the NJDEP have agreed upon a plan to correct ground water contamination at the site, located in the Township of Parsippany-Troy Hills, pursuant to which wells have been installed at an estimated cost to the Company of $300,000. The plan contemplates that the wells will be operated and that soil and water samples will be taken and analyzed until such time (which the Company is unable to predict) as contamination levels satisfactory to the NJDEP are attained. Operating expenditures incurred by the Company during the fiscal year ended September 30, 1999 in connection with the site amounted to approximately $80,000. The Company estimates that operating expenditures in this regard during the fiscal year ending September 30, 2000, including the costs of operating the wells and taking and analyzing soil and water samples, will amount to approximately $80,000.

           (12) As of September 30, 1999 the Company had 51 full time employees six of which are in administration, including officers, six are in sales and support, seven are in engineering and thirty-two serve in various manufacturing related capacities. None of the Company's employees are covered by a collective bargaining agreement or are represented by a labor union. The Company considers its relationship with its employees to be satisfactory.

Item 2.    DESCRIPTION OF PROPERTY.

      (a) The Company entered into a lease agreement, effective October 1, 1994, with 25 Eastmans Road Associates, Ltd. to lease approximately 30,000 square feet of a facility located in Hanover Township, New Jersey. Effective October 1, 1997, the Company added approximately 3,200 square feet to its existing lease. The term of the lease agreement is for seven years beginning on October 1, 1994 and ending on September 30, 2001. The lease also contains an option to extend the term of the lease by five years.

      (b)  and (c) Not applicable.

Item 3.    LEGAL PROCEEDINGS.

      (a). Reference is made to the discussion in Item 1.(b)(11) above regarding an investigation by the NJDEP concerning certain discontinued disposal practices of the Company and their effect on the soil and ground water at a certain facility formerly occupied by the Company. No administrative or judicial proceedings have been commenced in connection with such investigation. The owner of the Parsippany-Troy Hills facility has notified the Company, that if the investigation proves to interfere with the sale of the property, it may seek to hold the Company liable for any resulting damages. Since May 1983, the owner has been on notice of this problem and has failed to institute any legal proceedings with respect thereto. While this does not bar the owner from instituting a suit, it is the opinion of the Company's legal counsel that it is doubtful that the owner would prevail on any claim due to the fact that such a claim would be barred by the statute of limitations.

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

            FOR THE QUARTER ENDED        HIGH BID              LOW BID
            ---------------------        --------              -------
                         12/31/97         1.1250               .9063
                          3/31/98         1.0000               .8125
                          6/30/98          .8750               .6875
                          9/30/98         1.1250               .4063
                         12/31/98          .6250               .4375
                          3/31/99         1.0313               .5625
                          6/30/99         1.3750               .4375
                          9/30/99         2.7500               .8125

      (b)  HOLDER.
           There were 645 record holders of the Company's common stock as of January 3, 2000.

      (c)  DIVIDENDS.
           (1) There were no cash dividends declared on the Company's common stock for the fiscal years ended September 30, 1999 and 1998. The Company does not anticipate paying any dividends on the common stock in the foreseeable future.

           (2) Not applicable.

Item 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS.
      (a)  RESULTS OF OPERATIONS.
           (i) 1999 VERSUS 1998

               Net sales for the year ended September 30, 1999 were $6,886,395, an increase of $37,252 compared to the year ended September 30, 1998. The increase was primarily due to an increase in export sales, the result of a large order from a British contractor. Although sales were slightly higher, sales did not meet management's expectations as the introduction of several new products was delayed. Near the end of fiscal 1998, the Company announced a new RF Peak Power Meter for the automatic-test-equipment production environment. Field enhancements were made to the new product, to incorporate new modulation techniques for telecommunications, that delayed its initial production by six months delaying shipments to key customers. Due to a need to reserve $211,648 against inventory and lower margins on export sales, cost of goods sold increased by $608,604 for the year ended September 30, 1999 compared to the prior year-end. Gross profit was $2,846,790 or approximately 41% of net sales for fiscal 1999 compared to $3,418,142 or approximately 50% of net sales for fiscal 1998.

         Operating expenses were $3,535,784 for the year ended September 30, 1999 compared to $3,132,794 for the year ended September 30, 1998. Commissions increased by $250,851 due to the increase in export sales that carry higher commission rates. Other operating expenses were $152,139 higher for fiscal 1999 compared to fiscal 1998 due primarily to reorganization expenses including implementation of shifts in management personnel.

         There was a loss from operations of $688,994 for fiscal 1999 compared to income from operations of $285,348 in fiscal 1998. The loss was attributable to a combination of the higher cost of goods sold and the higher operating expenses. The net loss for fiscal 1999 was $1,518,448 or $.65 loss per share compared to net income of $142,959 or $.09 earnings per share for fiscal 1998. The Company wrote off $604,694 of deferred tax assets.

         The September 30, 1999 production inventory was $44,674 lower than the September 30, 1998 balance. The demonstrator inventory balance increased by $41,990 for demonstrator additions for new products. At September 30, 1999 accounts receivable was $432,806 lower than the September 30, 1998 balance. The current ratio at September 30, 1999 was 1.81 versus 2.07 at September 30, 1998. The Company's backlog at September 30, 1999 was $1,057,746, which was $76,078 higher than the backlog balance at September 30, 1998.

    (ii) 1998 VERSUS 1997

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

      (b) LIQUIDITY AND CAPITAL RESOURCES.

         The Company's working capital for the fiscal years ended September 30, 1999 and 1998 was $1,226,783 and $1,689,311, respectively.

         On February 6, 1995, some members of the Board of Directors loaned the Company the aggregate sum of $300,000 at 14% interest per annum. Initially these loans were scheduled to be repaid by April 1995 however due to the Company's need to maintain the use of the proceeds from these loans repayment was waived. Effective September 1, 1995, the interest rate for these loans was reduced to 9% per annum. These loans are secured by a lien on the Company's accounts receivable, contract rights and instruments. In July 1996, the directors agreed to subordinate repayment of the loans and the priority of their collateral to the New Jersey Economic Development Authority ("NJEDA") under a loan made to the Company, which loan is discussed below. On September 30, 1999 the Company owed $262,500 in principal under the loans from the directors.

         On July 31, 1996, the Company executed a Direct Loan Agreement by and between the Company and the NJEDA. The agreement provided for a direct loan of $500,000 at 6 3/4% per annum. The proceeds of the loan were used primarily for the acquisition of capital assets. The NJEDA loan is secured by a lien on the Company's accounts, inventory, machinery, equipment, contract rights and general intangibles. As of September 30, 1999, the Company owed approximately $319,000 of principal and interest under the loan.

         As of September 30, 1999, cash and equivalents amounted to $69,484. For the year ended September 30, 1999, cash used by operations was $418,644 compared to cash provided by operations of $235,967 for the year ended September 30, 1998. During fiscal 1999, the Company incurred some expenses that management believes are nonrecurring. The Company made a final payment of $144,993 to creditors under its Bankruptcy Plan of Reorganization. The Company also used a significant amount of cash to build/purchase inventory to cover its anticipated production needs.

         In October of 1998, the Company sold 666,669 shares of its common stock to some of its directors and principal stockholders for an aggregate amount of $442,000 in order to satisfy some current liabilities. The per share price of $.66 represented a premium of approximately 25% above the then trading price for the Company's common stock. In addition, in November 1998, the Company issued 76,362 shares of its common stock to its directors as payment for directors' fees as of September 30, 1998. The shares were issued at a value equivalent to $.55 per share representing a premium of approximately 25% above the then trading price for the Company's common stock.

         The Company's management believes that the use of cash for the year ended September 30, 1999 was nonrecurring. However, the use of cash, together with sales falling short of management's expectations has resulted in low cash levels. The Company's ability to meet its current liabilities is highly dependent on receiving timely payment on its accounts receivable. Further, while the Company is seeking to increase its international sales, receipt of payments on international receivables typically take longer than receipts on domestic receivables. A majority of suppliers are now demanding to be paid cash on delivery. This can lead to delay in product shipments that can lead to delays in revenues.

         The Company believes its cash flows from operations shall need to be supplemented to meet its working capital needs. The Company has been unable to obtain debt financing due, in part, to its prior bankruptcy and its current financial position. No further borrowings are available under the NJEDA loan. Management may consider financing the Company's accounts receivable. Additionally, management does not believe that further equity financing is available.

      (c) YEAR 2000

         The Company has prepared for the potential Year 2000 issues that could effect its data management systems, personal computers, communications systems and non-information technology equipment, as well as the products it manufactures. The Company has tested and remedied its systems so that they shall perform the essential functions in the Year 2000.

         During 1999 the Company replaced its data management system and the manufacturer of the new system has provided assurances that the new system is Year 2000 compliant. The Company has conducted an in-house program to test all personnel computers for Year 2000 compliance and has replaced personal computers it considered to be critical to operations. The Company utilizes Microsoft Windows Software for its network and office functions. Updates to the software have been installed as recommended by Microsoft.

         The Company's major suppliers are companies that provide it with parts and materials. The Company has conducted a survey of its major suppliers and they have indicated that they shall also be Year 2000 compliant. Since the Company obtains its parts and materials from a number of suppliers it believes that if any one its major suppliers experience Year 2000 failure it shall be able to obtain materials from an alternative source. The Company does not manufacture any components that rely on real time clocks for certain year information. Products to be manufactured in the future may contain time stamps and management expects that future development and manufacturing shall take into account Year 2000 issues.

         The Company believes its worse case scenario is failures by its suppliers. Management believes it can obtain most of its supplies from alternative sources, however, should the Company be unable to obtain key parts or materials it would be unable to process orders that would have an adverse impact on the Company's results from operations and its financial condition. The Company has not implemented contingency plans and it does not expect to do so.

         The Company believes that the Year 2000 issues shall not have a material adverse impact on its results from operations or its financial condition. However, due to the general uncertainty in the Year 2000 issue including the readiness of other parties the Company is unable to provide assurances whether or to what extent failures associated with the Year 2000 could occur. Failures associated with the Year 2000 issue would have a material adverse impact on the Company's results of operations, liquidity and/or financial condition.

         (d) IMPACT OF INFLATION.

         The Company does not anticipate that inflation generally shall significantly impact its business.

Item 7.  FINANCIAL STATEMENTS.

         Reference is made to the financial statements and supplementary data appearing on the pages of this report set forth below.

                                                                            Page
                                                                            ----
Independent Auditors' Report                                                  17
Balance Sheets as of September 30, 1999 and 1998                              18
Statements of Operations
   For the Years Ended September 30, 1999, 1998 and 1997                      19
Statements of Changes in Stockholders' Equity
   For the Years Ended September 30, 1999, 1998 and 1997                      20
Statements of Cash Flows
   For the Years Ended September 30, 1999, 1998 and 1997                      21
Notes to Financial Statements                                                 23

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

Item 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

         Listed below are the names and ages of the directors of the Company, all positions and offices held by each such person and the period or periods during which he has served in such positions and offices. All are now directors and were elected to their present term of office at Annual Meetings of Shareholders as set forth in the table below. The By-Laws of the Company provide for a Board of Directors consisting of up to seven members. No candidate is the subject of any arrangement or understanding between such director and any other person or persons, except the directors and officers of the Company acting solely in that capacity. All of the directors listed below have been engaged for the past five years in the "Principal Occupation" listed below.

                                                Position with Issuer              Period As
Name                               Age          and Principal Occupation          Director
----                               ---          ------------------------          ---------
Elected 1998 With Terms Expiring in 2001:
-----------------------------------------
Jack Frucht                         85          Director; retired Chairman        1947 - Present
                                                of the Board and Chief
                                                Executive Officer of the Company

Ronald T. DeBlis                    75          Director; retired Dun &           1981 - Present
                                                Bradstreet

Yves Guyomar                        62          Director, President and           1997 - Present
                                                CEO of the Company
Elected 1997 With Terms Expiring in 2000:
-----------------------------------------
John M. Young                       81          Director, retired Vice            1947 - Present
                                                President and Operations
                                                Manager of the Company

Abel Sheng                          58          Director, President, Raamco       1996 - Present
                                                International, Inc. and           1991 - 1994
                                                Sidco Investments, Inc.,
                                                Investment companies
ELECTED 1999 WITH TERMS EXPIRING IN 2002:
-----------------------------------------
Daniel Auzan                        56          Director, Chairman of             1996 - Present
                                                The Board; Chairman,
                                                Supervisory Board, A Novo

Otto H. York                        89          Director, Vice Chairman           1969 - Present
                                                Of the Board, President,
                                                York Resources, Inc.


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

                             Position with Issuer                 Period As
Name           Age           and Principal Occupation             Officer
----           ---           ------------------------             --------------
Yves Guyomar   62            President and Chief Executive        1997 - Present
                             Officer

       Mr. Guyomar was employed as President and CEO of the Company for a period expiring April 15, 1999 pursuant to an agreement that provided for an annual salary of $140,000. Mr. Guyomar is presently employed as President and CEO, at the same annual salary, based on an oral agreement with the Board of Directors that provides for him to continue to serve at the pleasure of the Board of Directors.

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

Item 10. EXECUTIVE COMPENSATION.
     (a) EXECUTIVE COMPENSATION:

         The following table sets forth, for the fiscal years indicated, all compensation awarded to, earned by or paid to the President and Chief Executive Officer of the Company. There were no other officers of the Company whose compensation exceeded $100,000 with respect to the fiscal years ended September 30, 1999, 1998, 1997.

                           Summary Compensation Table
                           --------------------------
Name and Principal Position                                    Year      Salary
---------------------------                                    ----     --------
Yves Guyomar, President and Chief Executive Officer            1999      140,000
                                                               1998      140,000
                                                               1997      140,000

Note: The Company also provides Mr. Guyomar with an automobile and insurance for the same.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The table on the page following sets forth the beneficial ownership of the Company's common stock, as of December 16, 1999, by: (i) each present Director and the President of the Company, (ii) each other person known to the Company to be the beneficial owner of more than five percent of the voting common stock of the Company, and (iii) all Directors and executive officers as a group. Director and group on the date indicated. Except as reflected in the table, all shares of common stock are directly owned by the named individual and entity, and such individuals and group member possess sole voting and investment power with respect to such shares.

                                     Number of Shares
                                    Beneficially Owned              Percentage
Beneficial Owner                   On December 16, 1999             of Ownership
--------------------------------------------------------------------------------
Daniel Auzan (Director)                    12,727                           .53%
c/o A Novo
31 rue des Peuplier
92100 Boulogne Billancourt
France

Ronald T. DeBlis (Director)               118,042                          4.94%
37 Farmstead Road
Short Hills, NJ  07087

Jack Frucht (Director)                     91,176                          3.82%
380 Mountain Road, Apt. #512
Union City, NJ  07087

Yves Guyomar                               41,667                          1.75%
(President and Director)
1012 Gates Court
Morris Plains, NJ 07950

Abel Sheng (Director)                     373,193*                        15.63%
270 Sylvan Avenue
Englewood Cliffs, NJ 07632

Otto H. York (Director)                   360,481                         15.10%
130 Hempstead Court
Madison, NJ  07940

John M. Young (Director)                  144,995**                        6.07%
9749 Maplecrest Circle, SE
Lehigh Acres, FL 33936

G.E.M. USA, Inc.                          540,933                         22.66%

Sidco Investment, Inc.                     62,755*                         2.63%

All directors and executive officers    1,142,281                         47.85%
As a group (7 persons)

----------
    * Includes 62,755 shares owned by Sidco Investment, Inc., a company controlled by Mr. Sheng.

    ** Includes 6,000 shares owned by his wife, to which Mr. Young is claims beneficial ownership.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          None.

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K.

       (a) (i) A list of the financial statements filed as a part of this report is set forth in Item 7. herein.

           (ii) Exhibits: (See Page 35 "Index to Exhibits" for a list of the exhibits being filed with this report on Form 10-KSB for the year ended September 30, 1999.)

Exhibit 3.1 Certificate of Amendment of the Certificate of Incorporation of the Company. Filed as Exhibit 3.1 to the Annual Report on Form 10-K for the year ended September 30, 1991, and incorporated herein by reference.

        3.2 Articles of Incorporation of the Company as amended to date. Filed as Exhibit 3.2 to the Annual Report on Form 10-K for the year ended September 30, 1991, and incorporated herein by reference.

        3.3 By-Laws of the Company as amended to date. Filed as Exhibit 3.3 to the Annual Report 10-K for the year ended September 30, 1991, and incorporated herein by reference.

       10.1 1987 Incentive Stock Option Plan, 1987 Employee Stock Purchase Plan and 1987 Stock Option Program for Non-Employee Directors and form of option grant(s) thereunder. Filed as Exhibit 10.e to the Annual Report on Form 10-K for the year ended September 30, 1988, and incorporated herein by reference.

       10.2 Report on Form 8-K dated December 23, 1994 for "Other Events", "order Confirming Debtors' Plan of Reorganization", effective November 15, 1994. Filed as Exhibit 10.4 to the Annual Report on Form 10-KSB for the year ended September 30, 1994, and incorporated herein by reference.

       10.3 Lease Agreement with Eastmans Road Associates, Ltd. Effective October 1, 1994. Filed as Exhibit 10.5 to the Annual Report on Form 10-KSB for the year ended September 30, 1994, and incorporated herein by reference.

       10.4 Employment Agreement with Yves Guyomar effective April 16 1997. Filed as Exhibit 10.12 to the Annual Report on Form 10-KSB for the year ended September 30, 1997, and incorporated herein by reference.

       10.5 Shared Manufacturing and Facilities Agreement between Boonton Electronics Corporation and G.E.M. Illinois, Inc. dated October 1, 1997. Filed as Exhibit 10.13 to the Annual Report on Form 10-KSB for the year ended September 30, 1997, and incorporated herein by reference.

       27.    Financial Data Schedule filed herewith.

     (b) One report, on Form 8-K, was filed by the Company during the fourth quarter of the fiscal year. That report was filed with the commission on September 10, 1999 with regard to Item 1.

                                   Signatures

             Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             BOONTON ELECTRONICS CORPORATION
                                             -----------------------------------
                                             (Company)

                                             By /s/ YVES GUYOMAR
                                             -----------------------------------
                                                    Yves Guyomar, President and
                                                    Chief Executive Officer
                                                    Date: February 4, 2000

       Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                           Title                     Date
---------                           --------                  ----------------

By /s/ RONALD T. DEBLIS             Director                  February 4, 2000
   -----------------------------
       Ronald T. DeBlis


By /s/ YVES GUYOMAR                 Director, President and   February 4, 2000
   -----------------------------    Chief Executive Officer
       Yves Guyomar                 (principal executive officer
                                    and principal accounting officer)


By /s/ JACK FRUCHT                  Director                  February 4, 2000
   -----------------------------
       Jack Frucht


By /s/ OTTO H. YORK                 Director, Vice Chairman   February 4, 2000
   -----------------------------    of the Board
       Otto H. York

                           INDEPENDENT AUDITORS REPORT

To the Board of Directors and Shareholders
Boonton Electronics Corporation
Hanover Township, New Jersey

       We have audited the accompanying Balance Sheets of Boonton Electronics Corporation as of September 30, 1999 and 1998 and the related Statements of Operations, Changes in Stockholders' Equity and Cash Flows for the years ended September 30, 1999, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Boonton Electronics Corporation as of September 30, 1999 and 1998 and the results of its operations and cash flows for the years ended September 30, 1999, 1998 and 1997 in conformity with generally accepted accounting principles.



                                           By  /s/ POLAKOFF WEISMANN LEEN LLC
                                               ---------------------------------
                                                   Polakoff Weismann Leen LLC
                                                   Livingston, New Jersey

January 27, 2000

                         BOONTON ELECTRONICS CORPORATION
                                 BALANCE SHEETS

                                                                      SEPTEMBER 30,
                                                               --------------------------
                                                                    1999          1998
                                                               -----------    -----------
ASSETS:
Current assets:
   Cash and cash equivalents                                   $    69,484    $   113,812
   Trade receivable (Note 1)                                       866,475      1,299,281
    Inventories (Notes 1 & 3)                                    1,441,561      1,444,245
    Deferred tax benefit (Notes 1 & 10)                             86,000         86,000
    Prepaid expenses and other receivables                         271,945        318,442
                                                               -----------    -----------
        Total current assets                                     2,735,465      3,261,780
                                                               -----------    -----------
Property and equipment - net (Notes 1 & 4)                         375,287        457,160
                                                               -----------    -----------
Other assets:
        Deferred tax benefit (Notes 1 & 10)                        322,435        927,129
        Deposits                                                    70,121         70,121
                                                               -----------    -----------
        Total other assets                                         392,556        997,250
                                                               -----------    -----------
        Total assets                                           $ 3,503,308    $ 4,716,190
                                                               ===========    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
        Note payable (Note 6)                                  $    84,303    $    73,333
        Related party loans (Note 6)                                43,530         43,530
        Accounts payable                                         1,082,132        783,247
        Other current liabilities                                  298,717        527,366
        Unsecured claims payable (Chapter 11 settlement)
        - current (Note 2)                                              --        144,993
                                                               -----------    -----------
        Total current liabilities                                1,508,682      1,572,469
Note payable - non current (Note 6)                                234,849        307,496
Related party loans (Note 6)                                       218,970        218,970
                                                               -----------    -----------
        Total liabilities                                        1,962,501      2,098,935
                                                               -----------    -----------

Commitments and contingencies (Note 8)
Stockholders' equity:
        Common stock (Note 9)                                      238,733        164,430
        Capital in excess of par                                 5,005,563      4,637,866
        Deficit                                                 (3,703,489)    (2,185,041)
                                                               -----------    -----------
        Total stockholders' equity                               1,540,807      2,617,255
                                                               -----------    -----------
        Total liabilities and stockholders' equity             $ 3,503,308    $ 4,716,190
                                                               ===========    ===========


        The accompanying notes are an integral part of these statements.

                               BOONTON CORPORATION
                            STATEMENTS OF OPERATIONS

                                             YEAR ENDED SEPTEMBER 30,
                                   -----------------------------------------
                                       1999           1998           1997
                                   -----------    -----------    -----------
Net sales                          $ 6,886,395    $ 6,849,143    $ 7,209,057
Cost of sales                        4,039,605      3,431,001      4,140,099
                                   -----------    -----------    -----------
Gross profit                         2,846,790      3,418,142      3,068,958
                                   -----------    -----------    -----------
Operating expenses:
    Commissions                        959,412        708,561        715,835
    Research and development           965,697        992,461        735,528
    Other operating expenses         1,610,675      1,431,772      1,545,750
                                   -----------    -----------    -----------
    Total operating expenses         3,535,784      3,132,794      2,997,113
                                   -----------    -----------    -----------
Income (loss) from operations         (688,994)       285,348         71,845
                                   -----------    -----------    -----------
Other (income) expense:
    Interest expense                    50,588         52,096         47,823
    Gain on sale of assets                (150)        (3,700)       (51,660)
    Environmental expense               79,855         57,205         43,173
    Interest income                     (1,150)        (1,302)        (4,257)
    Other (income) expense              95,417        (18,490)         5,422
                                   -----------    -----------    -----------
      Total other expense              224,560         85,809         40,501
                                   -----------    -----------    -----------
Income (loss) before taxes            (913,554)       199,539         31,344
Income taxes (Note 10)                 604,894         56,580             --
                                   -----------    -----------    -----------
Net income (loss)                  $(1,518,448)   $   142,959    $    31,344
                                   ===========    ===========    ===========
Earnings (loss) per common share
(Note 12)                          $      (.65)   $       .09    $       .02
                                   ===========    ===========    ===========




        The accompanying notes are an integral part of these statements.

                         BOONTON ELECTRONICS CORPORATION
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 YEARS ENDED SEPTEMBER 30, 1999, 1998, AND 1997



                            Common Stock
                    -------------------------    Additional    Retained
                      Number of                   Paid-in      Earnings/
                       Shares      Par Value      Capital      (Deficit)        Total
                    -----------   -----------   -----------   -----------    -----------
Balance 10/1/96       1,556,585   $   155,659   $ 4,421,637   $(2,359,344)   $ 2,217,952
Exercise of stock
  Options                80,000         8,000       192,000            --        200,000
Net income -
  year ended
  9/30/97                    --            --            --        31,344         31,344
                    -----------   -----------   -----------   -----------    -----------
Balance 9/30/97       1,636,585       163,659     4,613,637    (2,328,000)     2,449,296
Exercise of stock
  Options                 7,716           771        24,229            --         25,000

Net income -
  year ended
  9/30/98                    --            --            --       142,959        142,959
                    -----------   -----------   -----------   -----------    -----------
Balance 9/30/98       1,644,301       164,430     4,637,866    (2,185,041)     2,617,255
Stock purchased         743,031        74,303       367,697            --        442,000
Net income -
  Year ended
  9/30/99                    --            --            --    (1,518,448)    (1,518,448)
                    -----------   -----------   -----------   -----------    -----------
Balance 9/30/99       2,387,332   $   238,733   $ 5,005,563   $(3,703,489)   $ 1,540,807
                    ===========   ===========   ===========   ===========    ===========


        The accompanying notes are an integral part of these statements.

                         BOONTON ELECTRONICS CORPORATION
                            STATEMENTS OF CASH FLOWS


                                                                  Year Ended September 30,
                                                        -----------------------------------------
                                                            1999            1998          1997
                                                        -----------    -----------    -----------
Cash flows from operating activities:
Net income (loss)                                       $(1,518,448)   $   142,959    $    31,344
Adjustments to reconcile net income:
     Depreciation and amortization                           88,030         89,113         60,398
     Deferred taxes                                         604,694         56,580             --
     Gain on sale of equipment                                 (150)        (3,700)       (51,660)
Decrease (increase) in current assets:
     Accounts receivable                                    432,806       (247,394)       (80,545)
     Inventories                                              2,684       (138,130)       (95,175)
     Prepaid expenses and other receivables                  46,497         14,883       (102,985)
Increase (decrease) in current liabilities:
     Accounts payable                                       298,885        (17,684)       331,049
     Accrued expenses                                      (228,649)       242,838       (253,800)
     Chapter 11 settlement-current                         (144,993)        96,502             --
                                                        -----------    -----------    -----------
     Net cash provided (used) by operating
        activities                                         (418,644)       235,967       (161,374)
                                                        -----------    -----------    -----------
Cash flows from investing activities:
     Proceeds from sale of assets                               150          3,700         51,660
     Purchase of equipment                                   (6,157)       (12,250)      (430,563)
     Other                                                       --          1,048         (3,401)
                                                        -----------    -----------    -----------
     Net cash provided (used) by investing activities   $    (6,007)   $    (7,502)   $  (382,304)
                                                        -----------    -----------    -----------

        The accompanying notes are an integral part of these statements.

                         BOONTON ELECTRONICS CORPORATION
                            STATEMENTS OF CASH FLOWS


                                                    YEAR ENDED SEPTEMBER 30,
                                            -----------------------------------
                                               1999         1998         1997
                                            ---------    ---------    ---------
Cash flows from financing activities:
Proceeds from notes payable                 $      --    $      --    $ 394,071
Payments on loans                             (61,677)     (57,901)     (43,681)
Related party borrowings                           --           --       50,000
Payments on related party loans                    --      (50,000)          --
Chapter 11 settlement-non current                  --     (153,372)     (48,133)
Proceeds from stock purchases                 442,000       25,000      200,000
                                            ---------    ---------    ---------
    Net cash provided (used) by financing
      activities                              380,323     (236,273)     552,257
                                            ---------    ---------    ---------
Increase (decrease) in cash and cash
     equivalents                              (44,328)      (7,808)       8,579

Cash and cash equivalents at beginning        113,812      121,620      113,041
                                            ---------    ---------    ---------
Cash and cash equivalents at ending         $  69,484    $ 113,812    $ 121,620
                                            =========    =========    =========

Supplemental disclosures of cash
     flow information:
     Income taxes paid                      $  20,916    $   1,350    $   1,425
                                            =========    =========    =========
     Interest paid                          $  22,139    $  28,061    $  33,575
                                            =========    =========    =========

        The accompanying notes are an integral part of these statements.

                         BOONTON ELECTRONICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

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

         The Company markets and distributes its products throughout the United States and abroad through domestic sales representatives and foreign distributors. Representatives sell on a commission basis, while distributors buy products for resale at discounted ex-factory prices. Its representatives and distributors also handle the products of other manufacturers, although these are not generally competitive with the Company's products except that some items handled by foreign distributors may be somewhat competitive.

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

     D. Inventories - stated at the lower of cost or market are valued by the first-in, first-out (FIFO) method.

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

                         BOONTON ELECTRONICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

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

     I. Stock-Based Compensation - The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB25) and related interpretations in accounting for its employee stock options. Under APB25, because the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. Effective October 1, 1997, the Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (Statement 123).

                         BOONTON ELECTRONICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999


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

10% From after tax proceeds from termination of the company's pension plan 5% One year after initial payment
5%  Two years after initial payment
15% Three years after initial payment (Paid in full October 30, 1998.)

         Pre-petition liabilities in accordance with the November 15, 1994 confirmed Plan of Reorganization were compromised of the following:

Accounts payable                        $   702,233
Accrued expenses:
     Commissions payable                    126,370
     Vacation pay                            96,250
     Severance pay                           25,108
     Other                                   78,282
                                        -----------

          Total September 30, 1994        1,028,243

Court authorized payments/adjustments       (75,073)
                                        -----------
Balance subject to settlement               953,170
Amount discharged and/or paid to date      (953,170)
                                        -----------

September 30, 1999 balance              $        --
                                        ===========

                         BOONTON ELECTRONICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

NOTE 3 - INVENTORIES
                                                   September 30,
                                    -----------------------------------------
                                          1999                        1998
                                    -------------               -------------
Raw material                        $     846,594               $     707,729
Work in process                           326,332                     532,470
Finished Goods                            268,635                     204,046
                                    -------------               -------------
Total inventories                   $   1,441,561               $   1,444,245
                                    =============               =============


NOTE 4 - PROPERTY, PLANT AND EQUIPMENT:
                                                   September 30,
                                    -----------------------------------------
                                          1999                        1998
                                    -------------               -------------
Building and improvements           $      62,329               $      62,329
Machinery and equipment                 1,675,512                   1,670,068
Office furniture and fixtures             583,232                     582,518
Transportation equipment                       --                      13,188
                                    -------------               -------------
      Total                             2,321,073                   2,328,103
Accumulated depreciation               (1,945,786)                 (1,870,943)
                                    -------------               -------------
      Net depreciated cost          $     375,287               $     457,160
                                    =============               =============

NOTE 5 - RESULTS OF OPERATIONS:

       The loss for the fiscal year ended September 30, 1999 was mainly attributable to; a) $211,648 reserve against inventory; b) increased export sales that carry higher commission rates; c) $604,694 reduction in deferred tax assets; and d) increased rent expense.

       The Company reported a net income of $142,959 for the fiscal year ended September 30, 1998. This was an increase of $111,615 over the net income of $31,344 reported for the fiscal year ended September 30, 1997.

                         BOONTON ELECTRONICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

NOTE 6 - NOTES PAYABLE
                                                   September 30,
                                    -----------------------------------------
                                          1999                        1998
                                    -------------               -------------

A. Board of Directors:
     Notes, subordinated to
     NJEDA loan, dated February 6,
     1995, payable in monthly
     installments of $5,449
     including interest at 9%
     per annum through
     September 30, 2001:

                                    $     262,500               $     262,500
     Less current portion                  43,530                      43,530
                                    -------------               -------------
Non current portion                 $     218,970               $     218,970
                                    =============               =============

Interest expense for the fiscal years ended September 30, 1999 and 1998 amounted to $23,953 and $24,035, respectively. No principal payments were made during the year ended September 30, 1999 since these notes are subordinated to the NJEDA loan.

                                                   September 30,
                                    -----------------------------------------
                                          1999                        1998
                                    -------------               -------------
B.  New Jersey Economic Development
      Authority:
      Notes, dated July 31, 1996,
      payable in Monthly installments
      of $7,620 Including interest
      at 6.75% per Annum through
      June 30, 2003:                $     319,152               $     380,829
      Less current portion                 84,303                      73,333
                                    -------------               -------------
Non current portion                 $     234,849               $     307,496
                                    =============               =============

Interest expense for the fiscal years ended September 30, 1999 and 1998 amounted to $24,855 and $28,061, respectively. Future principal payments under the terms of the agreement are as follows:

                        Fiscal Year                        Amount
                        -----------                       --------
                           2000                           $ 84,303
                           2001                             77,778
                           2002                             83,271
                           2003                             73,800
                                                          --------
                                    Total:                $319,152
                                                          ========

                         BOONTON ELECTRONICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

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

NOTE 8 - COMMITMENTS AND CONTINGENCIES:

         Commitments:

         A. Retirement Plans:
            Effective July 1, 1989, the Company adopted a defined contribution plan for all eligible employees. In accordance with Internal Revenue Code Section 401(k), the plan provides for elective deferral of up to 15% of total compensation. The plan further provided for a Company matching contribution of 25% of the elective deferral amount of each participant that did not exceed 6% of total compensation. Effective October 1, 1995, the Company increased the matching contribution to 50% of the elective deferral amount for each participant that does not exceed 6% of total compensation. The amounts charged to operations were $32,854 and $33,792 for the years ended September 30, 1999 and 1998, respectively.

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

                         BOONTON ELECTRONICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

                                                    Option
                                    -----------------------------------------
                                    Price Per Share        Number of Shares
                                    ---------------        ----------------
Shares under option at
 September 30, 1996                     $1.0625                46,500
   Expired                              $1.0625               (20,000)
                                                               ------
Shares under option at
 September 30, 1997                     $1.0625                26,500
                                                               ======
Shares under option at
 September 30, 1998                     $1.0625                26,500
  Expired                               $1.0625               (14,000)
                                                               ------
Shares under option at
 September 30, 1999                     $1.0625                12,500
                                                               ======

              C. Lease Commitments:

                  Subsequent to the sale of the Company's facility in Randolph, New Jersey on September 28, 1994, the company entered into a seven-year lease for its present office and manufacturing facility in Hanover Township, New Jersey with a five-year renewal option. Rent that was charged to operations for the fiscal year ended September 30, 1999 totaled $332,000. Future minimum lease payments required under the operating lease are as follows:

                                  Fiscal Year                     Amount
                                  -----------                    --------
                                     2000                        $332,000
                                     2001                         332,000

                  The Company leases certain equipment under operating lease arrangements that are generally for 60-month terms. These operating leases expire in various years through 2005. One of these leases may be renewed at the end of three years. Future payments consisted of the following at September 30, 1999:

                                  Fiscal Year                     Amount
                                  -----------                    --------
                                     2000                         $52,186
                                     2001                          54,624
                                     2002                          51,511
                                     2003                          49,287
                                     2004                          44,536
                                     2005                           2,438

                         BOONTON ELECTRONICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

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

                Costs charged to operations in connection with the water management plan amounted to $79,855 and $57,205 for the years ended September 30, 1999 and 1998, respectively. The Company estimates the expenditures in this regard for the fiscal year ending September 30, 2000 will amount to approximately $80,000. The Company will continue to be liable under the plan in all future years until such time as the NJDEP releases it from all obligations applicable thereto.

              B. Contingent Subscription and Option Agreement:

                On June 30, 1997, the Board of Directors of Boonton Electronics Corporation (BEC) agreed to enter into a Subscription and Option Agreement with G.E.M. USA, Inc. (GEM), a wholly-owned subsidiary of General de Mesure et de Maintenance Electronique, S.A.
                (GMME), whereby GEM had the option to buy 435,984 shares of the common stock of BEC at an option price of $3.24 per share. The term of the option agreement was for a period of two years effective October 1, 1997. GEM paid BEC $25,000 for this option and simultaneously purchased 7,716 shares of BEC's common stock from the corporation for an additional $25,000.

                Further, on June 30, 1997, the Board of Directors of BEC resolved to enter into a Shared Facilities Agreement with B&K Precision, Inc. (B&K), a wholly-owned subsidiary of GEM, as additional consideration for the above noted option. The term of the agreement was for a period of two years effective October 1, 1997.

             C. Income Tax Contingencies:

                The Company's income tax returns for the fiscal years ended September 30, 1996, 1997, 1998 and 1999 are subject to review.

             D. The Company remains liable for certain claims by a former stockholder until full payment of the Stock Purchase by an affiliated company.

                         BOONTON ELECTRONICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

        Contingencies - continued:

             E. A former employee has charged the Company with wrongful dismissal. The Company contends there was no such discrimination and intends to contest the suit.

             F. In September 1999, the Company was a party to an Agreement and Plan of Reorganization. In October 1999, the Purchasers terminated the Agreement pursuant to specific conditions. The Agreement provided that should the Company or its Shareholders enter into any acquisition Transaction involving a third party within one year after such termination, the Company would be obligated to pay the Purchasers $100,000 plus certain other expenses up to a maximum of $500,000. Management contends that any such claim would be without merit and would vigorously defend their position.

             G. Management intends to pursue business alternatives including a strategic-alliance, merger or sale of the Company.


NOTE 9 - COMMON STOCK:
                                                  September 30, 1999           September 30, 1998
                                                  ------------------           ------------------
$.10 par value authorized 5,000,000
Shares, issued and outstanding 2,387,332
Shares and 1,644,301 shares, respectively         $          238,733           $          164,430
                                                  ==================           ==================

NOTE 10 - INCOME TAXES:

The components of the deferred tax asset are:
                                                  September 30, 1999           September 30, 1998
                                                  ------------------           ------------------
Deferred tax asset                                $        3,029,700           $        2,788,561
Valuation allowance                                       (2,621,265)                  (1,775,432)
                                                  ------------------           ------------------
Net deferred tax asset                            $          408,435           $        1,013,129
                                                  ==================           ==================

         Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes", requires that the Company record a valuation allowance when it is "more likely than not that some portion or all of the deferred tax assets will not be realized".

         The ultimate realization of this deferred income tax asset depends on the ability to generate sufficient taxable income in the future. The Company has undergone substantial restructuring changes and has made strategic realignments of its operations that management believes will result in future profitability. While it is management's belief that these measures will allow for future positive operating results, the losses in recent years and a desire to be conservative make it appropriate to record a valuation allowance.

         Accordingly, the Company has provided a valuation allowance for the portion of the total deferred income tax asset that will not be realized as related to the operating loss carry forward.

                         BOONTON ELECTRONICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

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

The provision for income taxes consists of the following:

                                   September 30, 1999     September 30, 1998
                                   ------------------     ------------------
Current provision:
     Federal                       $               --     $               --
     State                                        200                     --
                                   ------------------     ------------------
     Total current provision                      200                     --
                                   ------------------     ------------------
Deferred provision:
     Federal                                  548,810                 36,342
     State                                     55,884                 20,238
                                   ------------------     ------------------
     Total deferred provision                 604,694                 56,580
                                   ------------------     ------------------
Total income tax provision         $          604,894     $           56,580
                                   ==================     ==================

The following is a reconciliation of income taxes at the federal statutory rate with income taxes recorded by the Company:

                                   September 30, 1999     September 30, 1998
                                   ------------------     ------------------
Computed income tax at
 statutory rate                    $               --     $           61,737
Recognition of net operating loss                  --                (61,737)
                                   ------------------     ------------------
Expense (benefit)                  $               --     $               --
                                   ==================     ==================

         The Company has net operating loss carry forwards for federal and state purposes approximating $6,706,500 and $8,327,500 that expire in various years through 2014 and 2006, respectively. These loss carry forwards can be utilized to reduce future taxable income dollar for dollar.

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

                         BOONTON ELECTRONICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

NOTE 11 - SEGMENT INFORMATION:

         The Company is engaged in the manufacture and sale of electronic test and measurement equipment and management considers its business as a single segment for reporting purposes.

A.       The Company's export sales were as follows:

Year Ended September 30,            Export Sales              % of Total Sales
------------------------            ------------              ----------------
          1999                      $  3,101,706                     45%
          1998                         2,392,508                     35%
          1997                         2,369,499                     33%

B.       Customers sales to domestic government agencies were as follows:

Year Ended September 30,       Domestic Government Sales      % of Total Sales
------------------------       ------------------------       ----------------
          1999                      $    383,543                      6%
          1998                           321,850                      5%
          1997                         1,514,792                     21%

NOTE 12 - EARNINGS PER SHARE:

              Earnings (loss) per share have been computed by dividing net earnings (loss) by the weighted average number of common shares outstanding of 2,351,148 for 1999, 1,644,301 for 1998 and 1,621,462 for 1997. Options to
purchase a total of 435,984 shares of common stock at $3.24 per share in 1998 and 1997 were not included because the exercise price exceeded the average market price and would result in anti dilution. Incentive stock options to purchase 12,500 shares in 1999, 26,500 shares in 1998 and in 1997 were not included because they were insignificant.

                         BOONTON ELECTRONICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

NOTE 13 - QUARTERLY FINANCIAL DATA (Unaudited):

September 30, 1999           1st Qtr.        2nd Qtr.     3rd Qtr.     4th Qtr.
-------------------------   -----------   -----------  -----------  -----------
Sales                       $ 1,507,840   $ 1,906,339  $ 1,820,394  $ 1,651,822
Gross profit                    631,842       988,727      897,226      328,995
Net income (loss)              (122,509)       14,263       68,462   (1,478,664)
Earnings (loss) per share          (.05)          .00          .03         (.63)

September 30, 1998             1st Qtr.      2nd Qtr.     3rd Qtr.     4th Qtr.
-------------------------   -----------   -----------  -----------  -----------
Sales                       $ 1,657,200   $ 1,562,204  $ 1,422,653  $ 2,207,086
Gross profit                    799,625       767,576      742,306    1,108,635
Net income (loss)                18,209          (161)     (31,642)     156,553
Earnings (loss) per share           .01           .00         (.02)         .10

                         BOONTON ELECTRONICS CORPORATION

                             INDEX TO EXHIBITS FILED
                       IN THE ANNUAL REPORT ON FORM 10-KSB
                      FOR THE YEAR ENDED SEPTEMBER 30, 1999


--------------------------------------------------------------------------------
Exhibit No. and Description                                                Page
--------------------------------------------------------------------------------
27.  Financial Data Schedule                                                36