Form 10QSB
period 1999-12-31
BOONTON ELECTRONICS CORP
filed 2000-02-10
CIK 13191

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934

                  FOR THE THREE MONTHS ENDED DECEMBER 31, 1999

                         BOONTON ELECTRONICS CORPORATION


State:  New Jersey                                 Identification No. 22-1543137
File No.  0-2364

Address:  25 Eastmans Road, P.O. Box 465,
Parsippany, New Jersey 07054-0465

Telephone:  973-386-9696

"Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days."

                                                    YES [X] NO [_]


Shares Outstanding:
         December 31, 1999 2,387,332
         December 31, 1998 2,387,332



                                   (Unaudited)

                         BOONTON ELECTRONICS CORPORATION
                                 BALANCE SHEETS



Assets                                         December 31, 1999    September 30, 1999
                                              ------------------    ------------------
Current assets:
  Cash and cash equivalents                   $           86,259    $           69,484
  Trade receivables                                      930,236               866,475
  Inventories                                          1,467,569             1,441,561
  Deferred tax benefit                                    86,000                86,000
  Prepaid expenses and other current assets              288,552               271,945
                                              ------------------    ------------------
Total current assets                                   2,858,616             2,735,465
                                              ------------------    ------------------
Plant and equipment - net                                354,043               375,287
                                              ------------------    ------------------
Other assets:
  Deferred tax benefit                                   322,435               322,435
  Deposits                                                70,121                70,121
                                              ------------------    ------------------
Total other assets                                       392,556               392,556
                                              ------------------    ------------------
Total assets                                  $        3,605,215    $        3,503,308
                                              ==================    ==================

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
  Note payable                                $           85,946    $           84,303
  Related party loans                                     43,530                43,530
  Accounts payable - trade                             1,076,701             1,082,132
  Other current liabilities                              322,479               298,717
                                              ------------------    ------------------
Total current liabilities                              1,528,656             1,508,682
Note payable - noncurrent                                215,932               234,849
Related party loans - noncurrent                         218,970               218,970
                                              ------------------    ------------------
Total liabilities                                      1,963,558             1,962,501
                                              ------------------    ------------------

Commitments and contingencies

Stockholders' equity:
  Common stock                                           238,733               238,733
  Capital in excess of par                             5,005,563             5,005,563
  Deficit                                             (3,602,639)           (3,703,489)
                                              ------------------    ------------------
Total stockholders' equity                             1,641,657             1,540,807
                                              ------------------    ------------------
Total liabilities and stockholders' equity    $        3,605,215    $        3,503,308
                                              ==================    ==================




        The accompanying notes are an integral part of these statements.

                                   (Unaudited)

                         BOONTON ELECTRONICS CORPORATION
                            STATEMENTS OF OPERATIONS



                                             For the Three Months Ended
                                      December 31, 1999      December 31, 1998
                                      ------------------    ------------------
Net sales                             $        1,771,323    $        1,507,840
Cost of goods sold                               909,826               875,998
                                      ------------------    ------------------
Gross profit                                     861,497               631,842
                                      ------------------    ------------------
Operating expenses:
  Commissions                                    226,693               136,098
  Research and development                       174,004               234,534
  Other operating expenses                       368,641               357,270
                                      ------------------    ------------------
Total operating expenses                         769,338               727,902
                                      ------------------    ------------------
Income (loss) from operations                     92,159               (96,060)
                                      ------------------    ------------------

  Interest expense                                 9,830                14,487
  Other (income) expense                         (18,521)               11,962
                                      ------------------    ------------------
Total other (income) expense                      (8,691)               26,449
                                      ------------------    ------------------

Income (loss) before taxes                       100,850              (122,509)
Income taxes                                          --                    --
                                      ------------------    ------------------

Net income (loss)                                100,850              (122,509)
Stockholders' equity - beginning               1,540,807             2,617,255
Common stock sold                                     --               442,000
                                      ------------------    ------------------
Stockholders' equity - ending         $        1,641,657    $        2,936,746
                                      ==================    ==================

Weighted average shares outstanding            2,387,332             2,243,775
                                      ==================    ==================

Earnings (loss) per share             $             0.04    $            (0.05)
                                      ==================    ==================







        The accompanying notes are an integral part of these statements.



                                   (Unaudited)

                         BOONTON ELECTRONICS CORPORATION
                            STATEMENTS OF CASH FLOWS




                                                         For the Three Months Ended
                                                  December 31, 1999    December 31, 1998
                                                  -----------------    -----------------
Cash provided (used) by operations:
Net income (loss)                                  $        100,850    $       (122,509)
Adjustments to reconcile net income (loss):
  Depreciation                                               21,244              21,929
  Gain on sale of assets                                         --                (150)
Decrease (increase) in current assets:
  Accounts receivable                                       (63,761)            454,688
  Inventories                                               (26,008)            (97,816)
  Prepaid expenses and other current assets                 (16,607)           (123,770)
Increase (decrease) in current liabilities:
  Accounts payable                                           (5,431)           (177,408)
  Accrued liabilities                                        23,762            (293,537)
  Chapter 11 settlement - current                                --            (144,993)
                                                   ----------------    ----------------
Net cash provided (used) by operations                       34,049            (483,566)
                                                   ----------------    ----------------
Cash provided (used) by investing activities:
  Purchase of equipment                                          --              (3,010)
  Proceeds from sale assets                                      --                 150
                                                   ----------------    ----------------
Net cash provided (used) by investing activities                 --              (2,860)
                                                   ----------------    ----------------
Cash provided (used) by financing activities:
  Payments on loans                                         (17,274)            (21,957)
  Proceeds from sale of common stock                             --             442,000
                                                   ----------------    ----------------
Net cash provided (used) by financing activities            (17,274)            420,043
                                                   ----------------    ----------------
Increase (decrease) in cash and cash equivalents             16,775             (66,383)
Cash and cash equivalents at beginning of period             69,484             113,812
                                                   ----------------    ----------------
Cash and cash equivalents at end of period         $         86,259    $         47,429
                                                   ================    ================





        The accompanying notes are an integral part of these statements.

                                   (Unaudited)
                         BOONTON ELECTRONICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

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

         The Company markets and distributes its products throughout the United States and abroad via domestic sales representatives and foreign distributors. Representatives sell on a commission basis, while distributors buy products for resale at discounted ex-factory prices. Its representatives and distributors also handle the products of other manufacturers, although these are not generally competitive with the Company's products.

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

     C. The Company accounts for uncollectible trade accounts under the direct write-off method whereas generally accepted accounting principles require provision for such expenses under the allowance method. The effect of using this method approximates the allowance method as all amounts are deemed to be fully collectible.

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

                                   (Unaudited)
                         BOONTON ELECTRONICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

         The accelerated cost recovery and modified accelerated cost recovery systems are used for income tax purposes. Cost of major renewals and improvements that extend the life of the plant and equipment are capitalized. Expenditures for maintenance and repairs are charged to expenses as incurred.

     F. Financial risk - The Company regularly maintains bank account balances in excess of FDIC insurable limits.

     G. Income taxes - The Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" that requires a company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in a company's financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on differences between the financial statement amounts and tax basis of assets and liabilities using expected tax rates in effect in the years in which the differences are expected to reverse. The Company recognized the benefit of net operating loss carry forward applying the valuation allowance that requires that the tax benefit be limited based on the weight of available evidence and the probability that some portion of the deferred tax asset shall not be realized.

     H. Financial instruments - The Company's financial instruments include cash, cash equivalents, trade receivables and payables, long-term debt and loans from related parties for which the carrying amounts approximate fair value. It is not practicable to estimate the fair value of related party loans and long-term debt.

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



                                   (Unaudited)
                         BOONTON ELECTRONICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

NOTE 2 - INVENTORIES:
                                                             December 31, 1999     September 30, 1999
                                                             -----------------     ------------------
Raw material                                                 $         826,444     $         846,594
Work in process                                                        329,434               326,332
Finished goods                                                         311,691               268,635
                                                             -----------------     -----------------
Total inventories                                            $       1,467,569     $       1,441,561
                                                             =================     =================

NOTE 3 - PLANT AND EQUIPMENT:
                                                             December 31, 1999     September 30, 1999
                                                             -----------------     ------------------
Building and improvements                                    $          62,329     $          62,329
Machinery and equipment                                              1,675,512             1,675,512
Office furniture and fixtures                                          583,232               583,232
                                                             -----------------     -----------------
Total - at cost                                                      2,321,073             2,321,073
Accumulated depreciation                                            (1,967,030)           (1,945,786)
                                                             -----------------     -----------------
Plant and equipment - net                                    $         354,043     $         375,287
                                                             =================     =================

NOTE 4 - NOTES PAYABLE:
                                                             December 31, 1999     September 30, 1999
                                                             -----------------     ------------------
A. Board of Directors:
    Notes, subordinated to NJEDA loan,
    dated February 6, 1995, payable in
    monthly installments of $5,449
    including interest at 9% per annum
    through September 30, 2001                               $         262,500     $         262,500
    Less current portion                                                43,530                43,530
                                                             -----------------     -----------------
    Non current portion                                      $         218,970     $         218,970
                                                             =================     =================

Interest expense for the fiscal years ended September 30, 1999 and 1998 amounted to $23,953 and $24,035, respectively. No principal payments were made during the year ended September 30, 1999 since these notes are subordinated to the NJEDA loan.

                                   (Unaudited)
                         BOONTON ELECTRONICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

                                          December 31, 1999  September 30, 1999
                                          -----------------  ------------------
B.  New Jersey Economic Development
     Authority:
     Note, dated July 31, 1996, payable
     in monthly installments of $7,620
     including interest at 6.75% per
     annum through June 30, 2003:          $      301,878      $     319,152
     Less current portion                          85,946             84,303
                                           --------------      -------------
     Non current portion                   $      215,932      $     234,849
                                           ==============      =============

Interest expense for the fiscal years ended September 30, 1999 and 19998 amounted to $24,855 and $28,061, respectively. Future principal payments under the terms of the agreement are as follows:

               Fiscal year                        Amount
               -----------                     -----------
                 2000                          $    84,303
                 2001                               77,778
                 2002                               83,271
                 2003                               73,800
                                               -----------
                 Total                         $   319,152
                                               ===========

NOTE 5 - CONCENTRATION OF CREDIT RISK:

The Company maintains cash and cash equivalents at three financial institutions that are insured by the Federal Deposit Insurance Corporation (FDIC) and/or the Securities Investor Protection Corporation (SIPC). The Company at times during the period had amounts in these institutions that exceeded insurable limits of $100,000 FDIC and $500,000 SIPC. In the normal course of business the Company extends unsecured credit to customers in the United States and abroad.

                                   (Unaudited)
                         BOONTON ELECTRONICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

NOTE 6 - COMMITMENTS AND CONTINGENCIES:

         Commitments:
A.       Retirement Plans:
                  Effective July 1, 1989, the Company adopted a defined
              contribution plan for all eligible employees. In accordance with Internal Revenue Code Section 401(k), the plan provides for elective deferral of up to 15% of total compensation. The plan further provided for a Company matching contribution of 25% of the elective deferral amount of each participant that did not exceed 6% of total compensation. Effective October 1, 1995, the Company increased the matching contribution to 50% of the elective deferral amount of each participant that does not exceed 6% of total compensation. The amounts charged to operations for the fiscal years ended September 30, 1999 and 1998 were $32,854 and $33,792, respectively.

B.       Employee Stock Option Plans:
                  On February 26, 1987, the Stockholders approved the 1987
              incentive Stock Option Plan, the 1987 Employee Stock Purchase Plan and the 1987 Stock Option Plan for Non-Employee Directors. Subject to the provisions of these plans, an aggregate of 150,000 shares of the Company's stock was made available for option purchases; namely 75,000 shares, 37,500 shares and 37,500 shares, respectively. The plans ended effective December 1996 and no further grants may be made for options.

                                                    Price per share           Number of shares
                                                    ---------------           ----------------
Shares under option at September 30, 1996             $  1.0625                    46,500
       Expired                                        $  1.0625                   (20,000)
                                                                                ---------
Shares under option at September 30, 1997             $  1.0625                    26,500
                                                                                =========
Shares under option at September 30, 1998             $  1.0625                    26,500
       Expired                                        $  1.0625                   (14,000)
                                                                                ---------
Shares under option at September 30, 1999             $  1.0625                    12,500
                                                                                =========


C.       Lease commitments:
                  Effective September 28, 1994, the Company entered into a
              seven-year lease (with a five-year renewal option) for its present office and manufacturing facility in Hanover Township, New Jersey. Rent that was charged to operations for the fiscal year ended September 30, 1999 totaled $332,000. Future minimum lease payments required under the lease for fiscal years 2000 and 2001 are $332,000 and $332,000, respectively.

                                   (Unaudited)
                         BOONTON ELECTRONICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

                  The Company leases certain equipment under operating lease arrangements that are generally 60-month terms. These operating leases expire in various years through 2005. One of these leases may be renewed at the end of three years. Future minimum payments consisted of the following at September 30, 1999:

                  Fiscal Year                           Amount
                  -----------                        -----------
                     2000                            $    52,186
                     2001                                 54,624
                     2002                                 51,511
                     2003                                 49,287
                     2004                                 44,536
                     2005                                  2,438

     Contingencies:

         A. Environmental Contingencies:

               Follow an investigation by the New Jersey Department of
            Environmental Protection (NJDEP) of the Company's waste disposal practices at a certain site that it formerly leased, the Company put a groundwater management plan into effect as approved by the NJDEP. Costs associated with the plan are charged directly to income as incurred. The owner of the site has notified the Company that if the NJDEP investigation proves to interfere with a sale of the property, the owner may seek to hold the Company liable for any loss it suffers as a result. However, corporate counsel has informed management that, in their opinion, the lessor would not prevail in any lawsuit filed due to the imposition by law of the statute of limitations. Costs charged to operations in connection with the groundwater management plan for the fiscal years ended September 30, 1999 and 1998 amounted to $79,855 and $57,205, respectively. The Company estimates the expenditures in this regard for the fiscal year ending September 30, 2000 shall amount to approximately $80,000.

         B. Income Tax Contingencies:

               The Company's income tax returns for the fiscal years ended
            September 30, 1999, 1998, 1997 and 1996 are subject to review.

         C. The Company remains liable for certain claims by a former stockholder until full payment of the Stock Purchase by an affiliated company.

         D. A former employee has charged the Company with wrongful dismissal. The Company contends there was no such discrimination and intends to contest the suit.

                                   (Unaudited)
                         BOONTON ELECTRONICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

     Contingencies - continued:
         E. In September 1999, the Company was a party to an Agreement and Plan of Reorganization. In October 1999, the Purchasers terminated the Agreement pursuant to specific conditions. The Agreement provided that should the Company or its Shareholders enter into any acquisition Transaction involving a third party within one year after such termination, the Company would be obligated to pay the Purchasers $100,000 plus certain other expenses up to a maximum of $500,000. Management contends that any such claim would be without merit and would vigorously defend their position.

         F. Management intends to pursue business alternatives including a strategic- alliance, merger or sale of the Company.


NOTE 7 - COMMON STOCK:

                                                    December 31, 1999  September 30, 1999
                                                   ------------------  ------------------
Common Stock:
     $.10 par value authorized 5,000,000 shares,
     Issued and outstanding 2,387,332 shares       $          238,733  $          238,733
                                                   ==================  ==================

NOTE 8 - INCOME TAXES:

The components of the deferred tax asset are:
                                                    December 31, 1999  September 30, 1999
                                                   ------------------  ------------------

Deferred tax asset                                 $        3,029,700  $        3,029,700
Valuation allowance                                        (2,621,265)         (2,621,265)
                                                   ------------------  ------------------
Net deferred tax asset                             $          408,435  $          408,435
                                                   ==================  ==================


     Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes", requires that the Company record a valuation allowance when it is "more likely than not that some portion or all of the deferred tax assets will not be realized".

     The ultimate realization of this deferred tax asset depends on the ability to generate sufficient taxable income in the future. The Company has undergone substantial restructuring changes and has made strategic realignments of its operations that management believes will result in future profitability. The losses in recent years and a desire to be conservative make it appropriate to record a valuation allowance. Accordingly, the Company has provided a valuation allowance for the portion of the total deferred tax asset that will not be realized as related to the operating loss carry forward.

                                   (Unaudited)
                         BOONTON ELECTRONICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

     Income tax laws allow for the utilization of loss carry forwards over periods not to exceed 15 and 7 years for Federal and State purposes, respectively. In the event the Company reports sufficient profitability in the future to use all or a portion of the deferred tax asset the valuation allowance shall be reduced or eliminated through a credit to expense (thereby increasing stockholders' equity). The Company has net loss carry forwards for Federal and State purposes approximating $6,706,500 and $8,327,500 that expire in various years through 2014 and 2006, respectively. These loss carry forwards can be utilized to reduce future taxable income dollar for dollar.

     The following is a reconciliation of income taxes at the federal statutory rate with income taxes recorded by the Company:


                                                December 31, 1999            December 31, 1998
                                                -----------------            -----------------
Computed income taxes at statutory rate           $        31,203              $            --
Recognition of net operating loss                         (31,203)                          --
                                                  ---------------              ---------------
Expense (benefit)                                 $            --              $            --
                                                  ===============              ===============


NOTE 9 - SEGMENT INFORMATION:

The Company is engaged in the manufacture and sale of electronic test and measurement equipment and management considers its business as a single segment for reporting purposes.

The Companies export sales were as follows:

    Three Months Ended December 31,            Amount           % of Total Sales
    -------------------------------          ----------         ----------------
                  1999                       $  768,830                43%
                  1998                          595,136                39%

The Companies sales to domestic government agencies were as follows:

    Three Months Ended December 31,            Amount           % of Total Sales
    -------------------------------          ----------         ----------------
                  1999                       $   41,040                 2%
                  1998                          195,947                13%

NOTE 10 - EARNINGS PER SHARE:

Earnings per share have been computed by dividing net income by the weighted-average number of shares outstanding of 2,387,332 for 1999 and 2,243,775 for 1998. Options to purchase a total of 428,268 shares of common stock at $3.24 per share in 1998 were not included because the exercise price exceeded the average market price and would have therefore resulted in anti-dilution. Incentive stock option shares were not included because they were insignificant.

                         BOONTON ELECTRONICS CORPORATION
         MANAGEMENT DISCUSSION AND ANALYSIS OF STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 1999

         Net sales for the three months ended December 31, 1999 at $1,771,323 were $263,483 higher than net sales of $1,507,840 reported for the three months ended December 31, 1998. Domestic revenues increased by $89,789 and export revenues increased by $173,694. The primary reason for the increase in reported revenues was the successful launch of the Company's new product. Gross profit as a percentage of net sales increased to 48.6% in the current period versus 41.9% a year ago. The increase was directly related to the increased revenues coupled with the positive benefit resulting from cost reduction programs instituted during fiscal year 1999.

         Commission expense increased by $90,595 over the prior year's comparable period. The increase was due to the increase in export revenues that carry a higher commission rate than domestic revenues. Research and development expense decreased by $60,530 due to completion of the new product design by the end of the 1999 fiscal year. Income from operations of $92,159 was reported for the three months ended December 31, 1999 as compared to a loss from operations of $96,060 the previous year. Net income of $100,850 was a $223,359 increase over the prior year's net loss of $122,509. Earnings per share were $.04 versus a loss per share of $.05 the prior year.

         Trade receivables were up slightly as a result of the increased revenues. Inventory also increased slightly to $1,467,569 and continues to include a reserve for obsolescence of approximately $212,000. The current ratio at December 31, 1999 improved to 1.87 as compared to 1.81 at September 30, 1999 and working capital increased to $1,329,960 at December 31, 1999 versus $1,226,783 at September 30, 1999.

         The Company's backlog at December 31, 1999 was $2,358,977 reflecting an increase of $1,301,231 over the September 30, 1999 backlog and an increase of $511,750 over the December 31, 1998 backlog. The increase was primarily due to a $1,112,320 order placed in December 1999 for 8701 VXI Modulation Meters.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         BOONTON ELECTRONICS CORPORATION


                                         By/s/ YVES GUYOMAR
                                         ---------------------------------------
                                               Yves Guyomar, President and Chief
                                               Executive Officer and Principal
                                               Accounting Officer


February 9, 2000

                         BOONTON ELECTRONICS CORPORATION

                             INDEX TO EXHIBITS FILED
                     IN THE QUARTERLY REPORT ON FORM 10-QSB
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 1999

Exhibit No.                                                              Page
-----------                                                              ----
    27                        Financial Data Sheet                        16