Form 10QSB
period 2000-03-31
BOONTON ELECTRONICS CORP
filed 2000-05-12
CIK 13191

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE SIX MONTH PERIOD ENDED MARCH 31, 2000

Commission File number 0-2364

                         BOONTON ELECTRONICS CORPORATION

State:  New Jersey                          I.R.S. Identification No. 22-1543137

                         25 Eastmans Road, P.O. Box 465,
                        Parsippany, New Jersey 07054-0465

                                  973-386-9696

"Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days."

                              YES [X]        NO [ ]

Shares of Common Stock Outstanding:
         March 31, 2000    2,387,332
         March 31, 1999    2,387,332

                                   (UNAUDITED)

                         BOONTON ELECTRONICS CORPORATION
                                 BALANCE SHEETS


                                             March 31, 2000  September 30, 1999
ASSETS                                       --------------  ------------------
Current assets:
  Cash and cash equivalents                  $      236,044     $       69,484
  Trade receivables                               1,184,357            866,475
  Inventories                                     1,580,633          1,441,561
  Deferred tax benefit                               86,000             86,000
  Prepaid expenses and other receivables            264,898            271,945
                                             --------------     --------------
Total current assets                              3,351,932          2,735,465
                                             --------------     --------------
Plant and equipment - net                           332,800            375,287
                                             --------------     --------------
Other assets:
  Deferred tax benefit                              322,435            322,435
  Deposits                                           70,121             70,121
                                             --------------     --------------
Total other assets                                  392,556            392,556
                                             --------------     --------------
Total assets                                 $    4,077,288     $    3,503,308
                                             ==============     ==============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                              $      324,688     $       84,303
  Related party loans                                43,530             43,530
  Accounts payable                                  986,586          1,082,132
  Other current liabilities                         554,969            298,717
                                             --------------     --------------
Total current liabilities                         1,909,773          1,508,682
Notes payable - noncurrent                          203,640            234,849
Related party loans - noncurrent                    218,970            218,970
                                             --------------     --------------
Total liabilities                                 2,332,383          1,962,501
                                             --------------     --------------

Commitments and contingencies

Stockholders' equity:
  Common stock                                      238,733            238,733
  Capital in excess of par                        5,005,563          5,005,563
  Deficit                                        (3,499,391)        (3,703,489)
                                             --------------     --------------
Total stockholders' equity                        1,744,905          1,540,807
                                             --------------     --------------
Total liabilities and stockholders' equity   $    4,077,288     $    3,503,308
                                             ==============     ==============


        The accompanying notes are an integral part of these statements.
                                   (Unaudited)

                                   (UNAUDITED)

                         BOONTON ELECTRONICS CORPORATION
                            STATEMENTS OF OPERATIONS


                                                  For the Six Months Ended
                                             March 31, 2000     March 31, 1999
                                             --------------     --------------
Net sales                                    $    4,117,284     $    3,414,179
Cost of sales                                     2,265,530          1,793,608
                                             --------------     --------------
Gross profit                                      1,851,754          1,620,571
                                             --------------     --------------
Operating expenses:
  Commissions                                       478,733            437,377
  Research and development                          363,777            433,997
  Other operating expenses                          810,821            787,382
                                             --------------     --------------
Total operating expenses                          1,653,331          1,658,756
                                             --------------     --------------
Income (loss) from operations                       198,423            (38,185)
                                             --------------     --------------

Interest expense                                     20,579             30,545
Other (income) expense                              (26,254)            38,598
                                             --------------     --------------
Total other (income) expense                         (5,675)            69,143
                                             --------------     --------------

Income (loss) before taxes                          204,098           (107,328)
Income taxes                                              -                  -
                                             --------------     --------------

Net income (loss)                                   204,098           (107,328)
Stockholders' equity - beginning                  1,540,807          2,617,255
Common stock sold                                         -            442,000
                                             --------------     --------------
Stockholders' equity - ending                $    1,744,905     $    2,951,927
                                             ==============     ==============

Weighted average shares outstanding               2,387,332          2,314,765
                                             ==============     ==============

Earnings (loss) per share                    $         0.09     $        (0.05)
                                             ==============     ==============


        The accompanying notes are an integral part of these statements.

                                   (UNAUDITED)

                         BOONTON ELECTRONICS CORPORATION
                            STATEMENTS OF OPERATIONS


                                                 For the Three Months Ended
                                             March 31, 2000     March 31, 1999
                                             --------------     --------------
Net sales                                    $    2,345,961     $    1,906,339
Cost of sales                                     1,355,704            917,610
                                             --------------     --------------
Gross profit                                        990,257            988,729
                                             --------------     --------------
Operating expenses:
  Commissions                                       252,040            301,279
  Research and development                          189,773            199,463
  Other operating expenses                          442,180            430,112
                                             --------------     --------------
Total operating expenses                            883,993            930,854
                                             --------------     --------------
Income from operations                              106,264             57,875
                                             --------------     --------------

Interest expense                                     10,749             16,058
Other (income) expense                               (7,733)            26,636
                                             --------------     --------------
Total other expense                                   3,016             42,694
                                             --------------     --------------

Income before taxes                                 103,248             15,181
Income taxes                                              -                  -
                                             --------------     --------------

Net income                                          103,248             15,181
Stockholders' equity - beginning                  1,641,657          2,936,746
Common stock sold                                         -                  -
                                             --------------     --------------
Stockholders' equity - ending                $    1,744,905     $    2,951,927
                                             ==============     ==============

Weighted average shares outstanding               2,387,332          2,314,765
                                             ==============     ==============

Earnings per share                           $         0.04     $         0.00
                                             ==============     ==============


        The accompanying notes are an integral part of these statements.

                                   (UNAUDITED)

                         BOONTON ELECTRONICS CORPORATION
                            STATEMENTS OF CASH FLOWS



                                                        For the Six Months Ended
                                                   March 31, 2000      March 31, 1999
                                                   --------------      --------------
Cash flows from operating activities:
Net income (loss)                                  $      204,098      $     (107,328)
Adjustments to reconcile net income (loss):
  Depreciation                                             42,487              44,008
  Gain on sale of assets                                        -                (150)
Decrease (increase) in current assets:
  Accounts receivable                                    (317,882)            305,198
  Inventories                                            (139,072)           (246,241)
  Prepaid expenses and other current assets                 7,047            (189,674)
Increase (decrease) in current liabilities:
  Accounts payable                                        (95,546)            133,305
  Accrued liabilities                                     256,252            (169,974)
  Chapter 11 settlement - current                               -            (144,993)
                                                   --------------      --------------
Net cash (used) by operations                             (42,616)           (375,849)
                                                   --------------      --------------
Cash flows from investing activities:
  Purchase of equipment                                         -              (5,872)
  Proceeds from sale of assets                                  -                 150
                                                   --------------      --------------
Net cash provided (used) by investing activities                -              (5,722)
                                                   --------------      --------------
Cash flows from financing activities:
  Payments on loans                                       (40,824)            (33,256)
  Proceeds from borrowings                                250,000                   -
  Proceeds from sale of common stock                            -             442,000
                                                   --------------      --------------
Net cash provided by financing activities                 209,176             408,744
                                                   --------------      --------------
Increase in cash and cash equivalents                     166,560              27,173
Cash and cash equivalents at beginning of period           69,484             113,812
                                                   --------------      --------------
Cash and cash equivalents at end of period         $      236,044      $      140,985
                                                   ==============      ==============

        The accompanying notes are an integral part of these statements.

                                   (UNAUDITED)
                         BOONTON ELECTRONICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000

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

                                   (UNAUDITED)
                         BOONTON ELECTRONICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000

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

                                   (UNAUDITED)
                         BOONTON ELECTRONICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000

NOTE 2 - INVENTORIES:

                                             March 31, 2000   September 30, 1999
                                             --------------   ------------------
Raw material                                 $    1,115,241     $      846,594
Work in process                                     234,655            326,332
Finished goods                                      230,737            268,635
                                             --------------     --------------
Total inventories                            $    1,580,633     $    1,441,561
                                             ==============     ==============

NOTE 3 - PLANT AND EQUIPMENT:

                                             March 31, 2000   September 30, 1999
                                             --------------   ------------------
Building and improvements                    $       62,329     $       62,329
Machinery and equipment                           1,675,512          1,675,512
Office furniture and fixtures                       583,232            583,232
                                             --------------     --------------
Total - at cost                                   2,321,073          2,321,073
Accumulated depreciation                         (1,988,273)        (1,945,786)
                                             --------------     --------------
Plant and equipment - net                    $      332,800     $      375,287
                                             ==============     ==============

NOTE 4 - RELATED PARTY LOANS AND NOTES PAYABLE:

                                             March 31, 2000   September 30, 1999
                                             --------------   ------------------
A. Related Party Loans
Board of Directors:
    Notes, subordinated to NJEDA loan,
    dated February 6, 1995, payable in
    monthly installments of $5,449
    including interest at 9% per annum
    through September 30, 2001               $      262,500     $      262,500
Less current portion                                 43,530             43,530
                                             --------------     --------------
Non current portion                          $      218,970     $      218,970
                                             ==============     ==============

Interest expense for the fiscal years ended September 30, 1999 and 1998 amounted to $23,953 and $24,035, respectively. No principal payments were made during the year ended September 30, 1999 since these notes are subordinated to the NJEDA loan.

                                   (UNAUDITED)
                         BOONTON ELECTRONICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000

                                             March 31, 2000   September 30, 1999
                                             --------------   ------------------
B.  Notes Payable
New Jersey Economic Development
     Authority (NJEDA):
     Note, dated July 31, 1996, payable
     in monthly installments of $7,620
     including interest at 6.75% per
     annum through June 30, 2003:            $      278,328     $      319,152
Wireless Telecom Group (see Note 11):
     Note, dated March 2, 2000, payable
     in full including interest at 9.75%
     per annum:                                     250,000                  -
                                             --------------     --------------
Total notes payable                                 528,328            319,152
Less current portion                                324,688             84,303
                                             --------------     --------------
Non current portion                          $      203,640     $      234,849
                                             ==============     ==============

NJEDA interest expense for the fiscal years ended September 30, 1999 and 1998 amounted to $24,855 and $28,061, respectively. Future principal payments under the terms of the NJEDA note agreement are as follows:

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
                                                        ===========

NOTE 5 - CONCENTRATION OF CREDIT RISK:

The Company maintains cash and cash equivalents at two financial institutions that are insured by the Federal Deposit Insurance Corporation (FDIC). The Company at times during the period had amounts in these institutions that exceeded the FDIC insurable limit of $100,000. In the normal course of business the Company extends unsecured credit to customers in the United States and abroad.

                                   (UNAUDITED)
                         BOONTON ELECTRONICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000

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

                                                       Price Per Share  Number of Shares
                                                       ---------------  ----------------
Shares under option at September 30, 1998                 $    1.0625         26,500
       Expired                                            $    1.0625        (14,000)
                                                                             -------
Shares under option at September 30, 1999                 $    1.0625         12,500
         Expired                                          $    1.0625        (12,500)
                                                                             -------
Shares under option at March 31, 2000                     $    1.0625              -
                                                                             =======

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

                                   (UNAUDITED)
                         BOONTON ELECTRONICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000

                  The Company leases certain equipment under operating lease arrangements that are generally 60-month terms. These operating leases expire in various years through 2005. One of these leases may be renewed at the end of three years. Future minimum payments consisted of the following at September 30, 1999:

                    Fiscal Year                      Amount
                    -----------                    ---------
                        2000                       $  52,186
                        2001                          54,624
                        2002                          51,511
                        2003                          49,287
                        2004                          44,536
                        2005                           2,438

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

                                   (UNAUDITED)
                         BOONTON ELECTRONICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000

     Contingencies - continued:

         E. On March 2, 2000, the Company entered into an Agreement and Plan of Reorganization (see Note 11). The Agreement provides that if it is terminated under specific conditions and the Company or its Shareholders enter into any acquisition transaction involving a third party within one year after such termination, the Company would be obligated to pay the Purchasers $100,000 plus certain other expenses up to a maximum of $500,000. Management is confident that the specific conditions for termination shall not arise and that no "break-up fees" shall be incurred.

         F. Management intends to pursue business alternatives including a strategic- alliance, merger or sale of the Company.

NOTE 7 - COMMON STOCK:

                                                           March 31, 2000    September 30, 1999
                                                           --------------    ------------------
Common Stock:
     $.10 par value authorized 5,000,000 shares,
     Issued and outstanding 2,387,332 shares               $      238,733      $      238,733
                                                           ==============      ==============

NOTE 8 - INCOME TAXES:

The components of the deferred tax asset are:

                                                           March 31, 2000    September 30, 1999
                                                           --------------    ------------------
Deferred tax asset                                         $    3,029,700      $    3,029,700
Valuation allowance                                            (2,621,265)         (2,621,265)
                                                           --------------      --------------
Net deferred tax asset                                     $      408,435      $      408,435
                                                           ==============      ==============

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

                                   (UNAUDITED)
                         BOONTON ELECTRONICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000

Income tax laws allow for the utilization of loss carry forwards over periods not to exceed 15 and 7 years for Federal and State purposes, respectively. In the event the Company reports sufficient profitability in the future to use all or a portion of the deferred tax asset the valuation allowance shall be reduced or eliminated through a credit to expense (increasing stockholders' equity). The Company has net loss carry forwards for Federal and State purposes approximating $6,706,500 and $8,327,500 that expire in various years through 2014 and 2006, respectively. These loss carry forwards can be utilized to reduce future taxable income dollar for dollar.

The following is a reconciliation of income taxes at the federal statutory rate with income taxes recorded by the Company:

                                                           March 31, 2000      March 31, 1999
                                                           --------------      --------------
Computed income taxes at statutory rate                    $       69,393      $            -
Recognition of net operating loss                                 (69,393)                  -
                                                           --------------      --------------
Expense (benefit)                                          $            -      $            -
                                                           ==============      ==============

NOTE 9 - SEGMENT INFORMATION:

The Company is engaged in the manufacture and sale of electronic test and measurement equipment and management considers its business as a single segment for reporting purposes.
The Companies export sales were as follows:

      Six Months Ended March 31,          Amount              % of Total Sales
      --------------------------          ------              ----------------
                2000                    $1,476,560                  36%
                1999                     1,749,788                  51%

The Companies sales to domestic government agencies were as follows:

      Six Months Ended March 31,          Amount              % of Total Sales
      --------------------------          ------              ----------------
                 2000                   $  206,655                   5%
                 1999                      241,597                   7%

NOTE 10 - EARNINGS PER SHARE:

Earnings per share have been computed by dividing net income by the weighted-average number of shares outstanding of 2,387,332 for 2000 and 2,314,765 for 1999. Options to purchase a total of 428,268 shares of common stock at $3.24 per share in 1999 were not included because the exercise price exceeded the average market price and would have therefore resulted in anti-dilution. Also in 1999, incentive stock option shares were not included because they were deemed to be insignificant.

                                   (UNAUDITED)
                         BOONTON ELECTRONICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000


NOTE 11 - CHANGE IN CONTROL OF COMPANY:

Boonton entered into an Agreement and Plan of Reorganization (the "Merger Agreement") on March 2, 2000 with Wireless Telecom Group ("Wireless") and WTT Acquisition Corp., a wholly owned subsidiary of Wireless. Boonton shall be acquired by and become a wholly owned subsidiary of Wireless. Under the terms of the Merger Agreement, each outstanding share of the Boonton's common stock shall be converted into .79 shares of Wireless common stock on the closing date. It is expected that the merger shall be completed before July 14, 2000. The Merger Agreement is subject to approval by Boonton's stockholders as well as other customary closing conditions and requirements. Wireless, headquartered in Paramus NJ, is a global provider of noise generators used in the telecommunications field.

Also, on March 2, 2000, Wireless and Boonton executed a Promissory Note whereby Boonton promises to pay Wireless the sum of Two Hundred and Fifty Thousand Dollars ($250,000) together with interest, equal to the rate of interest announced on March 2, 2000 by Chase Manhattan Bank to be its prime or reference rate plus one percent (1%) per annum, as follows. The principal due and any accrued but unpaid interest shall immediately become due and payable on the earlier of the 5th business day after the termination of the Merger Agreement or July 14, 2000. If the note is not repaid in cash then it shall be converted into 225,000 shares of Boonton common stock. If the closing of the Merger Agreement shall occur before July 14, 2000, or Boonton's obligation to repay the Promissory Note is cancelled in accordance with a specified section of the Merger Agreement, the principal due and any accrued but unpaid interest thereon shall be cancelled and forgiven and Wireless shall release, acquit and discharge Boonton from any liability under the Promissory Note.

                         BOONTON ELECTRONICS CORPORATION
                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                     FOR THE SIX MONTHS ENDED MARCH 31, 2000

RESULTS OF OPERATIONS:
         Net sales for the six months ended March 31, 2000 of $4,117,284 were $703,105 higher than net sales of $3,414,179 reported for the six months ended March 31, 1999. Domestic revenues increased by $976,333 due to significant sales of the new Peak Power/CW Power and RF Volt Meter to domestic customers. Export sales declined by $273,228. Gross profit as a percentage of net sales decreased to 44.9% in the current period versus 47.5% for the equivalent period a year ago. This was due to an increase in cost of goods sold that occurred primarily because of overtime needed to produce the increased number of units shipped.

         Commission expense increased by $41,356 over the prior year's comparable period. Research and development expense decreased by $70,220 due to completion of the new product design at the end of fiscal year 1999. Income from operations of $198,423 was reported for the six months ended March 31, 2000 as compared to a loss from operations of $38,185 for the previous year's equivalent period. Net income of $204,098 was a $311,426 increase over the prior year's comparable period net loss of $107,328 primarily due to the increased revenues noted above. Earnings per share for the current period were $.09 versus a loss per share of $.05 for the prior year's comparable period.

LIQUIDITY AND CAPITAL RESOURCES:
         As disclosed in Note 11. to the Company's financial statements, the Company has obtained a short term loan for $250,000 from Wireless Telecom Group, Inc. a company with which the Company expects to merge with on or before July 14, 2000. The proceeds from the note shall be used to pay past due trade payables. There have been no other significant changes in the Company's financial condition since the fiscal year ended September 30, 1999 and the information included in the Company's report on Form 10-KSB should be read in conjunction with this report on Form 10-QSB.

         Trade receivables at March 31, 2000 were higher than September 30, 1999 as a result of increased sales. Inventory also increased to $1,580,633 and continues to include a write down of approximately $212,000. The current ratio at March 31, 2000 decreased to 1.76 as compared to 1.81 at September 30, 1999 and working capital increased to $1,442,159 at March 31, 2000 versus $1,226,783 at September 30, 1999.

         The Company's backlog at March 31, 2000 was $2,738,423 reflecting an increase of $1,680,677 over the September 30, 1999 backlog. The increase was primarily due to a $1,112,320 order placed in December 1999 for 8701 VXI Modulation Meters.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          BOONTON ELECTRONICS CORPORATION



                                          BY /s/ YVES GUYOMAR
                                          --------------------------------------
                                          Yves Guyomar, President and Chief
                                          Executive Officer and Principal
                                          Accounting Officer


May 12, 2000

                         BOONTON ELECTRONICS CORPORATION

                    INDEX TO EXHIBITS AND REPORTS ON FORM 8-K
                  FILED IN THE QUARTERLY REPORT ON FORM 10-QSB
                     FOR THE SIX MONTHS ENDED MARCH 31, 2000

EXHIBIT NO.                                                                PAGE
-----------                                                                ----
    27                       Financial Data Schedule                        18


REPORTS ON FORM 8-K:
-------------------

     (a) A report on Form 8-K was filed with the Commission on March 3, 2000 with regard to Item 5. - Other Items.

     (b) A report on Form 8-K was filed with the Commission on March 14, 2000 with regard to Item 1. - Changes in Control of Registrant.