Form 10QSB
period 2000-06-30
BOONTON ELECTRONICS CORP
filed 2000-08-10
CIK 13191

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE NINE MONTH PERIOD ENDED JUNE 30, 2000

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

                                 YES [X] NO [ ]


Shares of Common Stock Outstanding:
      June 30, 2000           2,387,332
      June 30, 1999           2,387,332

                                   (Unaudited)

                         BOONTON ELECTRONICS CORPORATION
                                 BALANCE SHEETS


                                              June 30, 2000   September 30, 1999
ASSETS                                        -------------   ------------------
Current assets:
  Cash and cash equivalents                    $   157,619       $    69,484
  Trade receivables                              1,456,989           866,475
  Inventories                                    1,850,559         1,441,561
  Deferred tax benefit                              86,000            86,000
  Prepaid expenses and other receivables            38,060           271,945
                                               -----------       -----------
Total current assets                             3,589,227         2,735,465
                                               -----------       -----------
Plant and equipment - net                          311,556           375,287
                                               -----------       -----------
Other assets:
  Deferred tax benefit                             322,435           322,435
  Deposits                                          70,121            70,121
                                               -----------       -----------
Total other assets                                 392,556           392,556
                                               -----------       -----------
Total assets                                   $ 4,293,339       $ 3,503,308
                                               ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                $   325,979       $    84,303
  Related party loans                               43,530            43,530
  Accounts payable                               1,201,434         1,082,132
  Other current liabilities                        680,499          298,717
                                               -----------       -----------
Total current liabilities                        2,251,442         1,508,682
Notes payable - noncurrent                         184,257           234,849
Related party loans - noncurrent                   218,970           218,970
                                               -----------       -----------
Total liabilities                                2,654,669         1,962,501
                                               -----------       -----------

Commitments and contingencies

Stockholders' equity:
  Common stock                                     238,733           238,733
  Capital in excess of par                       5,005,563         5,005,563
  Deficit                                       (3,605,626)       (3,703,489)
                                               -----------       -----------
Total stockholders' equity                       1,638,670         1,540,807
                                               -----------       -----------
Total liabilities and stockholders' equity     $ 4,293,339       $ 3,503,308
                                               ===========       ===========


        The accompanying notes are an integral part of these statements.

                                   (Unaudited)

                         BOONTON ELECTRONICS CORPORATION
                            STATEMENTS OF OPERATIONS


                                               For the Nine Months Ended
                                           June 30, 2000      June 30, 1999
                                           -------------      -------------
Net sales                                   $ 6,543,848        $ 5,234,573
Cost of sales                                 3,511,680          2,716,778
                                            -----------        -----------
Gross profit                                  3,032,168          2,517,795
                                            -----------        -----------
Operating expenses:
  Commissions                                   721,004            650,643
  Sales and marketing                           583,873            669,570
  Research and development                      574,324            604,774
  Administrative expense                        736,904            514,972
                                            -----------        -----------
Total operating expenses                      2,616,105          2,439,959
                                            -----------        -----------
Income from operations                          416,063             77,836
                                            -----------        -----------

Interest expense                                 33,667             50,478
Other expense                                   284,533             65,703
                                            -----------        -----------
Total other expense                             318,200            116,181
                                            -----------        -----------

Income (loss) before taxes                       97,863            (38,345)
Income taxes                                         --              1,438
                                            -----------        -----------

Net income (loss)                           $    97,863         $  (39,783)
                                            ===========        ===========

Weighted average shares outstanding           2,387,332          2,338,954
                                            ===========        ===========

Earnings (loss) per share                   $      0.04        $     (0.02)
                                            ===========        ===========


        The accompanying notes are an integral part of these statements.

                                   (Unaudited)

                         BOONTON ELECTRONICS CORPORATION
                            STATEMENTS OF OPERATIONS


                                               For the Three Months Ended
                                           June 30, 2000      June 30, 1999
                                           -------------      -------------
Net sales                                   $ 2,426,564        $ 1,820,394
Cost of sales                                 1,246,150            923,170
                                            -----------        -----------
Gross profit                                  1,180,414            897,224
                                            -----------        -----------
Operating expenses:
  Commissions                                   242,271            213,266
  Sales and marketing                           218,333            230,857
  Research and development                      210,547            170,777
  Administrative expense                        291,623            166,303
                                            -----------        -----------
Total operating expenses                        962,774            781,203
                                            -----------        -----------
Income from operations                          217,640            116,021
                                            -----------        -----------

Interest expense                                 13,088             19,933
Other expense                                   310,787             27,105
                                            -----------        -----------
Total other expense                             323,875             47,038
                                            -----------        -----------

Income (loss) before taxes                     (106,235)            68,983
Income taxes                                         --              1,438
                                            -----------        -----------

Net (loss) income                           $  (106,235)       $    67,545
                                            ===========        ===========

Weighted average shares outstanding           2,387,332          2,387,332
                                            ===========        ===========

Earnings (loss) per share                   $     (0.05)       $      0.03
                                            ===========        ===========


        The accompanying notes are an integral part of these statements.

                                   (Unaudited)

                         BOONTON ELECTRONICS CORPORATION
                            STATEMENTS OF CASH FLOWS


                                                      For the Nine Months Ended
                                                    June 30, 2000  June 30, 1999
                                                    -------------  -------------
Cash flows from operating activities:
Net income (loss)                                     $  97,863      $ (39,783)
Adjustments to reconcile net income (loss):
  Depreciation                                           63,731         66,087
  Gain on sale of assets                                     --           (150)
Decrease (increase) in current assets:
  Accounts receivable                                  (590,514)       228,812
  Inventories                                          (408,998)      (411,185)
  Prepaid expenses and other current assets             233,885        (86,558)
Increase (decrease) in current liabilities:
  Accounts payable                                      119,302        243,255
  Accrued liabilities                                   381,782       (235,855)
  Chapter 11 settlement - current                            --       (144,993)
                                                      ---------      ---------
Net cash (used) by operations                          (102,949)      (380,370)
                                                      ---------      ---------
Cash flows from investing activities:
  Purchase of equipment                                      --         (6,157)
  Proceeds from sale of assets                               --            150
                                                      ---------      ---------
Net cash provided (used) by investing activities             --         (6,007)
                                                      ---------      ---------
Cash flows from financing activities:
  Payments on loans                                     (58,916)       (55,983)
  Proceeds from borrowings                              250,000             --
  Proceeds from sale of common stock                         --        442,000
                                                      ---------      ---------
Net cash provided by financing activities               191,084        386,017
                                                      ---------      ---------
Increase (decrease) in cash and cash equivalents         88,135           (306)
Cash and cash equivalents at beginning of period         69,484        113,812
                                                      ---------      ---------
Cash and cash equivalents at end of period            $ 157,619      $ 113,452
                                                      =========      =========


        The accompanying notes are an integral part of these statements.

                                   (Unaudited)
                         BOONTON ELECTRONICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000

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

                                   (Unaudited)
                         BOONTON ELECTRONICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000

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

                                   (Unaudited)
                         BOONTON ELECTRONICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000

NOTE 2 - INVENTORIES:
                                  June 30, 2000           September 30, 1999
                                  -------------           ------------------
Raw material                        $  914,742                $  846,594
Work in process                        493,491                   326,332
Finished goods                         442,326                   268,635
                                    ----------                ----------
Total inventories                   $1,850,559                $1,441,561
                                    ==========                ==========

NOTE 3 - PLANT AND EQUIPMENT:

                                  June 30, 2000           September 30, 1999
                                  -------------           ------------------
Building and improvements           $   62,329                $   62,329
Machinery and equipment              1,675,512                 1,675,512
Office furniture and fixtures          583,232                   583,232
                                    ----------                ----------
Total - at cost                      2,321,073                 2,321,073
Accumulated depreciation            (2,009,517)               (1,945,786)
                                    ----------                ----------
Plant and equipment - net           $  311,556                $  375,287
                                    ==========                ==========

NOTE 4 - RELATED PARTY LOANS AND NOTES PAYABLE:

                                           June 30, 2000    September 30, 1999
                                           -------------    ------------------
A. Related Party Loans
Board of Directors:
  Notes, subordinated to NJEDA loan,
  dated February 6, 1995, payable in
  monthly installments of $5,449
  including interest at 9% per annum
  through September 30, 2001                 $ 262,500           $ 262,500
Less current portion                            43,530              43,530
                                             ---------           ---------
Non current portion                          $ 218,970           $ 218,970
                                             =========           =========

Interest expense for the fiscal years ended September 30, 1999 and 1998 amounted to $23,953 and $24,035, respectively. No principal payments were made during the year ended September 30, 1999 since these notes are subordinated to the NJEDA loan.

                                   (Unaudited)
                         BOONTON ELECTRONICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000

                                           June 30, 2000    September 30, 1999
                                           -------------    ------------------
B. Notes Payable
New Jersey Economic Development
  Authority (NJEDA):
  Note, dated July 31, 1996, payable
  in monthly installments of $7,620
  including interest at 6.75% per
  annum through June 30, 2003:               $ 260,236           $ 319,152
Wireless Telecom Group (see Note 11):
  Note, dated March 2, 2000, payable
  in full including interest at 9.75%
  per annum:                                   250,000                  --
                                             ---------           ---------
Total notes payable                            510,236             319,152
Less current portion                           325,979              84,303
                                             ---------           ---------
Non current portion                          $ 184,257           $ 234,849
                                             =========           =========

NJEDA interest expense for the fiscal years ended September 30, 1999 and 1998 amounted to $24,855 and $28,061, respectively. Future principal payments under the terms of the NJEDA note agreement are as follows:

               Fiscal Year Amount               Amount
               ------------------              --------
                     2000                      $ 84,303
                     2001                        77,778
                     2002                        83,271
                     2003                        73,800
                                               --------
                    Total                      $319,152
                                               ========

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

                                   (Unaudited)
                         BOONTON ELECTRONICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000

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

                                           Price Per Share      Number of Shares
                                           ---------------      ----------------

Shares under option at September 30, 1998     $ 1.0625               26,500
  Expired                                     $ 1.0625              (14,000)
                                                                     ------
Shares under option at September 30, 1999     $ 1.0625               12,500
  Expired                                     $ 1.0625              (12,500)
                                                                     ------
Shares under option at June 30, 2000          $ 1.0625                   --
                                                                     ======

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

                                   (Unaudited)
                         BOONTON ELECTRONICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000

               The Company leases certain equipment under operating lease arrangements that are generally 60-month terms. These operating leases expire in various years through 2005. One of these leases may be renewed at the end of three years. Future minimum payments consisted of the following at September 30, 1999:

                       Fiscal Year                      Amount
                       -----------                      ------

                          2000                          $52,186
                          2001                           54,624
                          2002                           51,511
                          2003                           49,287
                          2004                           44,536
                          2005                            2,438

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

                                   (Unaudited)
                         BOONTON ELECTRONICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000

NOTE 7 - COMMON STOCK:
                                               June 30, 2000  September 30, 1999
                                               -------------  ------------------
Common Stock:
   $.10 par value authorized 5,000,000 shares,
   Issued and outstanding 2,387,332 shares      $  238,733       $  238,733
                                                ==========       ==========

NOTE 8 - INCOME TAXES:

The components of the deferred tax asset are:

                                               June 30, 2000  September 30, 1999
                                               -------------  ------------------

Deferred tax asset                              $3,029,700       $3,029,700
Valuation allowance                             (2,621,265)      (2,621,265)
                                                ----------       ----------
Net deferred tax asset                          $  408,435       $  408,435
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

                                   (Unaudited)
                         BOONTON ELECTRONICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000

The following is a reconciliation of income taxes at the federal statutory rate with income taxes recorded by the Company:

                                                June 30, 2000    June 30, 1999
                                                -------------    -------------

Computed income taxes at statutory rate           $ 135,273        $      --
Recognition of net operating loss                  (135,273)              --
                                                  ---------        ---------
Expense (benefit)                                 $      --        $      --
                                                  =========        =========

NOTE 9 - SEGMENT INFORMATION:

The Company is engaged in the manufacture and sale of electronic test and measurement equipment and management considers its business as a single segment for reporting purposes.

The Companies export sales were as follows:

        Nine Months Ended June 30,          Amount          % of Total Sales
        --------------------------          ------          ----------------
                   2000                   $2,562,876               39%
                   1999                    2,504,815               48%

The Companies sales to domestic government agencies were as follows:

        Nine Months Ended June 30,          Amount          % of Total Sales
        --------------------------          ------          ----------------
                   2000                   $ 651,660                10%
                   1999                     291,097                 6%

NOTE 10 - EARNINGS PER SHARE:

Earnings per share have been computed by dividing net income by the weighted-average number of shares outstanding of 2,387,332 for 2000 and 2,338,954 for 1999. Options to purchase a total of 428,268 shares of common stock at $3.24 per share in 1999 were not included because the exercise price exceeded the average market price and would have resulted in anti-dilution. Also in 1999, incentive stock option shares were not included because they were deemed to be insignificant.

                                   (Unaudited)
                         BOONTON ELECTRONICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000

NOTE 11 - SUBSEQUENT EVENT - CHANGE IN CONTROL OF COMPANY:

Boonton entered into an Agreement and Plan of Reorganization (the "Merger Agreement") on March 2, 2000 with Wireless Telecom Group ("Wireless") and WTT Acquisition Corp., a wholly owned subsidiary of Wireless whereby Boonton shall be acquired by and become a wholly owned subsidiary of Wireless. Under the terms of the Merger Agreement, each outstanding share of the Boonton's common stock shall be converted into .79 shares of Wireless common stock on the closing date. The Merger Agreement was approved by Boonton's stockholders at a Special Meeting of Stockholders held on July 6, 2000 and the acquisition was completed on July 7, 2000.

Also, on March 2, 2000, Wireless and Boonton executed a Promissory Note whereby Boonton promised to pay Wireless the sum of Two Hundred and Fifty Thousand Dollars ($250,000) together with interest. Since the closing of the Merger Agreement occurred before July 14, 2000 the principal due and any accrued but unpaid interest thereon shall be cancelled and forgiven and Wireless shall release, acquit and discharge Boonton from any liability under the Promissory Note.

                         BOONTON ELECTRONICS CORPORATION
                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                     FOR THE NINE MONTHS ENDED JUNE 30, 2000

RESULTS OF OPERATIONS:

     Net sales for the nine months ended June 30, 2000 of $6,543,848 were $1,309,275 higher than net sales of $5,234,573 reported for the nine months ended June 30, 1999. Domestic revenues increased by $1,251,214 due to significant sales of the new Peak Power/CW Power and RF Volt Meter products. Gross profit as a percentage of net sales decreased to 46% in the current period versus 48% for the equivalent period a year ago. This was primarily due to increased cost of goods caused mostly by overtime costs required to produce the increased number of units needed to generate the increased revenues.

     Commission expense increased by $70,361 over the prior year's comparable period due to increased revenues. However, it declined as a percentage of sales due to the increase in domestic revenues that carry a lower commission rate. Research and development expense decreased by $30,450 due to completion of the new product design at the end of fiscal year 1999. Income from operations of $416,063 was reported for the nine months ended June 30, 2000 as compared to income from operations of $77,836 for the previous year's equivalent period. Net income of $97,863 represented a $137,646 increase over the prior year's comparable period net loss of $39,783 primarily due to increased revenues. Earnings per share for the current period were $0.04 versus a loss per share of $.02 for the prior year's comparable period.

LIQUIDITY AND CAPITAL RESOURCES:

     Boonton obtained a short-term loan for $250,000 from Wireless Telecom Group, Inc. the company that acquired Boonton on July 7, 2000. The proceeds from the note were used to pay past due trade payables. There have been no other significant changes in the Company's financial condition since the fiscal year ended September 30, 1999 and the information included in the Company's report on Form 10-KSB should be read in conjunction with this report on Form 10-QSB.

     Trade receivables at June 30, 2000 were higher than September 30, 1999 as a result of increased sales. Inventory also increased to $1,850,559 and continues to include a write down of approximately $212,000. The current ratio at June 30, 2000 decreased to 1.75 as compared to 1.81 at September 30, 1999 and working capital increased to $1,637,785 at June 30, 2000 versus $1,226,783 at September 30, 1999. The Company's backlog at June 30, 2000 was $3,398,928 reflecting an increase of $2,341,182 over the September 30, 1999 backlog.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        BOONTON ELECTRONICS CORPORATION



                                        By /s/ EDWARD GARCIA
                                        ---------------------------
                                        Edward Garcia, President

August 10, 2000

                         BOONTON ELECTRONICS CORPORATION

                    INDEX TO EXHIBITS AND REPORTS ON FORM 8-K
                  FILED IN THE QUARTERLY REPORT ON FORM 10-QSB
                     FOR THE NINE MONTHS ENDED JUNE 30, 2000

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


REPORTS ON FORM 8-K:
-------------------

     (a) A report on Form 8-K was filed with the Commission on March 3, 2000 with regard to Item 5. - Other Items.

     (b) A report on Form 8-K was filed with the Commission on March 14, 2000 with regard to Item 1. - Changes in Control of Registrant.

     (c) A report on Form 8-K was filed with the Commission on May 10, 2000 with regard to Item 1. - Changes in Control of Registrant.